Form 10-Q
period 1996-06-30
SOFAMOR DANEK GROUP INC
filed 1996-08-12
CIK 873730

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934




For the transition period from                  to
                               -----------------   ---------------------------

Commission File Number:  000-19168
                         -----------------------------------------------------


                           Sofamor Danek Group, Inc.
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                                                                    35-1580052
- - -----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification Number)

1800 Pyramid Place, Memphis, Tennessee                                                            38132
- - -----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                            (Zip Code)


(901) 396-2695
- - -----------------------------------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - ------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               [X] Yes   [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

24,334,561   shares of common stock outstanding as of June 30, 1996
- - -------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARES)


                                                                        JUNE 30,         DECEMBER 31,
                                                                          1996               1995
                                                                        --------          ----------
                           ASSETS                                      (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                            $  4,787           $ 11,330
   Short-term investments                                                     85              1,924
   Accounts receivable--trade, less allowance for doubtful
     accounts of $1,466 and $1,555 for June 30, 1996
     and December 31, 1995, respectively                                  53,865             50,451
   Other receivables                                                      16,327              9,257
   Inventories                                                            27,598             25,723
   Loaner set inventories                                                 12,661             10,803
   Prepaid expenses                                                        4,798              5,092
   Prepaid income taxes                                                    1,614              2,648
   Current deferred income taxes                                           5,004              4,699
                                                                        --------           --------
            Total current assets                                         126,739            121,927
Property, plant and equipment
   Land                                                                    1,489              1,505
   Buildings                                                              11,192             10,878
   Machinery and equipment                                                28,467             25,723
   Automobiles                                                               337                231
                                                                        --------           --------
                                                                          41,485             38,337
   Less accumulated depreciat                                           (17,532)            (15,714)
                                                                        --------           --------
                                                                          23,953             22,623
Notes receivable--other                                                      166                170
Investments                                                                1,050              3,600
Intangible assets, net                                                    43,333             29,600
Other assets                                                              18,345              3,427
Non-current deferred income taxes                                         14,874             15,266
                                                                        --------           --------
                                                                        $228,460           $196,613
                                                                        ========           ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARES)


                                                                      JUNE 30,       DECEMBER 31,
                                                                        1996             1995
                                                                     -----------     ------------
LIABILITIES                                                          (UNAUDITED)
Current liabilities:
   Notes payable                                                       $ 20,185         $ 6,516
   Current maturities of long-term debt                                  16,542          10,086
   Accounts payable                                                       5,658           6,513
   Accrued foreign income taxes                                             186             539
   Accrued expenses                                                      23,998          21,134
                                                                       --------        --------
             Total current liabilities                                   66,569          44,788
Long-term debt, less current maturities                                  12,034          28,125
Deferred income taxes                                                       182             191
Minority interest                                                         1,835             580


Commitments and contingencies


STOCKHOLDERS' EQUITY


Preferred stock, no par value, 5,000,000 shares
   authorized, no shares outstanding
Common stock, no par value, 150,000,000 shares
   authorized: 25,020,469 and 24,672,131 shares
   issued (including 685,908 and 678,433 shares held in treasury)
   at June 30, 1996 and December 31, 1995, respectively                  51,472          44,832
Retained earnings                                                       107,594          86,777
Cumulative translation adjustment                                         3,095           5,542
                                                                       --------        --------
                                                                        162,161         137,151
Less:
   Cost of common stock held in treasury                                 (9,985)         (9,736)
   Unearned compensation                                                   (171)           (321)
   Stockholders' notes receivable                                        (4,165)         (4,165)
                                                                       --------        --------
                                                                        147,840         122,929
                                                                       --------        --------
                                                                       $228,460        $196,613
                                                                       ========        ========

 The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)



                                               THREE MONTHS            SIX MONTHS
                                              ENDED JUNE 30,         ENDED JUNE 30,
                                              1996       1995      1996        1995
                                           ----------  --------  ---------  -----------
Net Sales                                    $56,820   $43,462   $111,038     $ 87,402

Cost of goods sold                             9,731     9,178     20,347       19,197
                                             -------   -------   --------     --------

Gross profit                                  47,089    34,284     90,691       68,205

Operating expenses:
  Selling, general and administrative         26,784    21,359     52,772       41,671
  Research and development                     3,919     3,623      7,557        6,977
  License agreement acquisition charge            --        --         --       45,337
                                             -------   -------   --------     --------
                                              30,703    24,982     60,329       93,985
                                             -------   -------   --------     --------
Income (loss) from operations                 16,386     9,302     30,362      (25,780)

Other income                                      90     2,041      1,070        2,435
Interest expense                                (795)     (994)    (1,572)      (1,165)
                                             -------   -------   --------     --------
Income (loss) from operations before
  provision (benefit) for and charge in
  lieu  of income taxes                       15,681    10,349     29,860      (24,510)

Provision (benefit) for and charge in lieu
  of income taxes                              4,612     2,265      8,194      (11,149)
                                             -------   -------   --------     --------
Income (loss) before minority interest        11,069     8,084     21,666      (13,361)

Minority interest                               (437)      (54)      (849)        (121)
                                             -------   -------   --------     --------

Net income (loss)                            $10,632   $ 8,030   $ 20,817     $(13,482)
                                             =======   =======   ========     ========

Net income (loss) per common share           $  0.41   $  0.32   $   0.80     $  (0.54)
                                             =======   =======   ========     ========
Weighted average common shares
outstanding                                   25,994    25,078     26,043       25,129
                                             =======   =======   ========     ========

     Note: Primary weighted average shares approximate fully diluted weighted average shares. The accompanying notes are an integral part of the consolidated financial statements.

                  SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                (IN THOUSANDS)

                                 (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                      1996       1995
                                                                                   ---------  -----------
Cash flows from operating activities:
 Income (loss) before minority interes                                              $ 21,666    $(13,361)
 Minority interest                                                                      (849)       (121)
                                                                                    --------    --------
Net income (loss)                                                                     20,817     (13,482)
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
   Depreciation and amortization                                                       4,184       3,607
   Provision for doubtful accounts receivable                                            180         112
   Deferred income tax benefit                                                           (79)    (15,847)
   License agreement acquisition charge                                                   --      45,215
   Loss on disposal of equipment                                                          18           5
   Equity loss in unconsolidated affiliate                                                20         120
   Minority interest                                                                     849         121
Changes in assets and liabilities, net of effects of acquisition:
 Accounts receivable                                                                  (3,655)     (2,279)
 Other receivables                                                                    (7,450)     (1,538)
 Inventories                                                                          (3,641)       (506)
 Prepaid expenses                                                                        344        (612)
 Prepaid income taxes                                                                  3,149       1,935
 Other assets                                                                        (14,950)     (1,877)
 Accounts payable                                                                     (1,414)       (701)
 Accrued state income and franchise taxes                                                 --          28
 Accrued federal income taxes                                                             --         137
 Accrued foreign income taxes                                                           (243)        (65)
 Accrued expenses                                                                      2,745        (730)
                                                                                    --------    --------
  Net cash provided by operating activities                                              874      13,643
                                                                                    --------    --------
Cash flows from investing activities:
 Purchase of short-term investments                                                      (98)    (10,269)
 Proceeds from maturities of short-term investments                                    1,899       8,216
 Proceeds from sale of equipment                                                           3          --


   The accompanying notes are an integral part of the consolidated financial statements.

                                SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

                                              (IN THOUSANDS)

                                                (UNAUDITED)
                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                          1996        1995
                                                                      ----------------------
 Payments for purchase of property, plant and equipment                 (3,392)     (2,404)
 Purchase of intangible assets                                          (3,778)     (3,717)
 Repayments of notes receivable, other                                      53          46
 Acquisition, net of cash acquired                                     (10,464)     (2,585)
                                                                       -------     -------
   Net cash used by investing activities                               (15,777)    (10,713)
                                                                       -------     -------
Cash flows from financing activities:
 Increase in revolving debt & other short term debt                     13,886      11,626
 Proceeds from long-term debt                                              433          73
 Repayment of long-term debt                                            (9,972)    (12,764)
 Proceeds from issuance of common stock                                  4,525         624
 Capital contribution by minority shareholder                              428          --
                                                                       -------     -------
  Net cash provided (used) by financing activities                       9,300        (441)
                                                                       -------     -------
Effect of exchange rate changes on cash                                   (940)       (733)
                                                                       -------     -------
Increase (decrease) in cash and cash equivalents                        (6,543)      1,756
Cash and cash equivalents, beginning of period                          11,330       4,387
                                                                       -------     -------
Cash and cash equivalents, end of period                               $ 4,787    $  6,143
                                                                       =======    ========

Supplemental disclosure of non-cash investing and financing activities:

      - In 1996 and 1995, net income tax benefits of $2,115 and $166, respectively, were realized by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock, reducing accrued federal and state income taxes payable and increasing common stock.

      - During the first six months of 1996, $250 of accounts receivable were written off against the allowance for doubtful accounts.

      - During March of 1995, the Company incurred a liability of $45,215 in connection with the acquisition of a license agreement.

   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.   Financial Statement Presentation

     The consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the three months and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

2.   Inventories and Loaner Set Inventories

     Net inventories and loaner set inventories consist of:



- - -------------------------------------------------------------
                                   June 30,     December 31,
                                     1996          1995
- - -------------------------------------------------------------
Finished goods                     $23,318       $21,238
Work-in-process                      3,044         3,017
Raw materials                        1,236         1,468
- - -------------------------------------------------------------
Net inventories                    $27,598       $25,723
- - -------------------------------------------------------------
Loaner set inventories, net        $12,661       $10,803
- - -------------------------------------------------------------

3.   Income Taxes

     The Company's effective income tax rates were 29.4% and 27.4%, respectively, for the quarter and six months ended June 30, 1996. The effective rate for the second quarter of 1995 was 21.9% and the effective rate of the net tax benefit for the six months ended June 30, 1995 was 45.5%. The tax benefit of $11,149 recorded during the first six months of 1995 resulted primarily from the one-time license agreement acquisition charge to earnings of $45,337. Without the $45,337 one-time charge, the tax expense for the first six months of 1995 would have been $4,719 or a 22.7% effective tax rate. The difference between the Company's effective and statutory tax rates for both the quarter and six months ended June 30, 1996 and 1995 resulted primarily from the impact of the effects of certain elections made for U.S. tax purposes following the combination of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At June 30, 1996, the balance sheet of the Company reflected a net deferred tax asset of $19,696, which resulted primarily from the one-time license agreement acquisition charge. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

     During the first six months of 1996 and 1995, charges in lieu of income taxes of $2,115 and $166, respectively, were recorded by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock.

4.   Commitments and Contingencies

     The Company is involved from time to time in litigation on various matters which are routine to the conduct of this business, including product liability and intellectual property cases.

     PRODUCT LIABILITY LITIGATION

     Multidistrict Litigation:

     In 1994, the Company and other spinal implant manufacturers were named as defendants in purported class action product liability lawsuits in various federal courts throughout the country alleging that plaintiffs were injured by spinal implants manufactured by the Company and others. On August 4, 1994, the Federal Judicial Panel on Multidistrict Litigation ordered that all federal court lawsuits then existing be transferred to and consolidated, for pretrial proceedings, including the determination of class certification, in the Federal District Court for the Eastern District of Pennsylvania in Philadelphia. Federal court lawsuits filed after August 4, 1994 have also been transferred to and consolidated in the Eastern District of Pennsylvania. On February 22, 1995, Chief Judge Emeritus Louis C. Bechtle denied class certification. The federal court lawsuits before Judge Bechtle will remain coordinated for further pretrial purposes but are individual lawsuits. As anticipated and previously disclosed, as a result of the denial of class certification by Judge Bechtle, a large number of additional plaintiffs have filed lawsuits alleging injuries caused by spinal implants manufactured by the Company.
     To date, approximately two thousand eight hundred (2,800) plaintiffs have filed lawsuits against the Company, with a few also naming as defendants various officers and directors of the Company. Also, plaintiffs' lawyers have filed several lawsuits involving approximately two thousand (2,000) claimants alleging a conspiracy theory among doctors, manufacturers (including the Company), hospitals, teaching institutions, professional societies and others to promote the use of spinal implants. Various counsel for plaintiffs have, in certain instances, filed multiple complaints on behalf of the same individual plaintiffs. The Company cannot estimate precisely at this time the number of plaintiffs that may file lawsuits.

     The vast majority of such lawsuits were filed in federal courts throughout the country and are in the preliminary stages. Discovery proceedings, including the taking of depositions, have been ongoing in certain of the lawsuits that were first to be filed. Discovery in certain cases filed later may begin in the third quarter of this year. The trials of a number of lawsuits involving individual plaintiffs are scheduled to begin in the last quarter of 1996 and the first six months of 1997, although delays in trial dates are common. Although plaintiffs have advanced claims under many different legal theories, the essence of plaintiffs' claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of FDA rules and regulations (governing marketing and labeling), that pedicle fixation has not been proven safe and efficacious in the context of FDA labeling standards and that plaintiffs have suffered a variety of injuries as a result of the use of the systems for pedicle fixation. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the courts in which such cases are filed.

     On April 8, 1996, Judge Bechtle issued a ruling that would have resulted in the dismissal of many of the claims existing against the Company in the multidistrict litigation. Judge Bechtle's ruling granted defendant AcroMed Corporation's motion for summary judgment on claims involving failure to warn, manufacturing, design and testing defects, implied warranty, negligence and defect per se. (AcroMed Corporation is a spinal implant manufacturer and a defendant in various of the cases pending in the multidistrict litigation). The Court held that under applicable Third Circuit precedent, all of these claims were expressly preempted by the medical device provisions of the Food, Drug and Cosmetic Law ("FDCA"). The Court's ruling left only claims for breach of express warranty and unlawful promotion (excluding device labeling) as a basis for a federal court lawsuit involving spinal implants. The Court further provided that plaintiffs may seek reinstatement of some or all of the dismissed claims if the U.S. Supreme Court's decision in Lohr v. Medtronics, altered the existing Third Circuit law on federal preemption. On June 26, 1996, the Supreme Court ruled in Lohr v. Medtronic that the preemption provision contained in the medical device amendments of the FDCA does not expressly preempt state tort causes of actions. On the basis of this decision the Company believes that the plaintiffs will seek reinstatement of all claims previously dismissed by Judge Bechtle's April 8, 1996 ruling and that those claims will be reinstated. The ruling in Lohr v. Medtronic also applies to all pending state court cases.

     Tennessee and Oregon Product Liability Actions:

     In January 1995, the Company and other spinal implant manufacturers, doctors and a hospital were named defendants in a purported class action product liability lawsuit filed in Nashville, Tennessee state court. This lawsuit is limited to those individuals whose surgeries were performed at one specific hospital. Class certification has been denied by the trial judge in Nashville. Discovery has only recently begun in these individual cases. In October 1995, the Company was served with an Oregon state court complaint that purported to be a class action. This Oregon complaint alleged, among other things, injury based upon various legal theories. In March 1996, the plaintiffs in this Oregon case withdrew the class allegations. Discovery has begun in these individual cases. In these Tennessee and Oregon actions, plaintiffs, who seek relief in the form of monetary damages of unspecified amounts, are expected to continue their lawsuits as individual cases.

     The Company believes that all product liability lawsuits currently pending against it are without merit and will continue to defend them vigorously. All pending cases are currently being defended by insurance carriers, generally under reservation of rights. As is common in the insurance industry, the Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage relating to product liability claims at a cost and on other terms and conditions that are acceptable to the Company, there can be no assurance that in the future it will be able to do so.

     While the aggregate monetary damages eventually sought by all of these plaintiffs and the related costs to defend such actions may be substantial and could exceed the limits of the Company's various insurance policies, the Company believes that it has affirmative defenses, including, without limitation, defenses based upon the expiration of the applicable statute of limitations, the learned intermediary defense and the failure of a cause of action to exist where no malfunction of the implant has occurred or the plaintiff has suffered no injury attributable to the Company's product.
     The Company has and will continue to assert the affirmative defenses primarily through the filing of dispositive motions. The Company also believes that all of these individual lawsuits are without merit.

     SECURITIES LAWS ACTIONS

     Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in Federal District Court in Memphis, Tennessee. Four of the lawsuits purport to be class actions. All of the lawsuits have been consolidated into one case in Federal District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleges that the defendants made false and misleading statements and failed to state material facts to the investing public and seeks money damages. The alleged securities law violations are premised on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately, and improperly and to timely disclose facts concerning the termination of the former United States distributor of Sofamor products, National Medical Specialties, Inc. ("NMS"). The allegations relating to illicit and illegitimate sales of product are, for the most part, copied from product liability complaints filed against the Company and other manufacturers currently being coordinated in Federal District Court for the Eastern district of Pennsylvania referred to above. The allegations of improper sales relate to one of the Company's selling programs which has been publicly disclosed since May 1991. The allegations concerning NMS relate to the termination of the NMS distribution agreement covering Sofamor products in the United States. On October 3, 1995, the Federal District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. The plaintiffs have appealed the dismissal.

     SPANISH DISTRIBUTOR ACTION

     In late September 1994, a Magistrate of the Commercial Court in Paris ruled in favor of a former Spanish distributor of Sofamor's products on a claim of wrongful termination of the distribution agreement in 1992. Prior to the Combination an accrual was established, with a related charge to earnings, for this pending litigation. At the Combination date in June 1993, the Company also established a separate indemnity with respect to potential losses resulting from such lawsuit and placed in escrow shares issued to the former Sofamor shareholders pending the outcome of this lawsuit. The $3.0 million award (including interest) rendered by the French Magistrate exceeded the pre-established accrual. As a result, the Company recorded an expense of $2.2 million for the non-recurring litigation award during the third and fourth quarters of 1994. The Company has appealed this ruling. The appeal process requires a retrial of all issues.

     The Company does not believe that any pending litigation, including the actions described above, will have a material adverse effect on its consolidated financial position, results of operations or cash flows because of, among other reasons, the facts and circumstances existing with respect to each action, the Company's belief that certain actions are without merit, certain defenses available to the Company and the availability of insurance in certain actions.

     CONTINGENT FUTURE PAYMENTS

     In May 1996, the Company purchased the remaining 80.5% of the outstanding stock of Surgical Navigation Technologies, Inc. ("SNT"). The Company had purchased 19.5% of the outstanding stock of SNT in March of 1995. Pursuant to the purchase agreement, the Company may be required to make future payments to the former shareholders of SNT for each year through 1999. As the requirement to make future payments is subject to the realization of certain revenues and earnings for each year through 1999, the Company is unable to determine at this point whether any such payments will be required.

5.   Subsequent Events

     During July 1996, the Company acquired certain net assets of TiMesh, Inc. ("TiMesh"). TiMesh is a privately held company located in Las Vegas, Nevada, that designs, manufactures and markets titanium plates and titanium alloy screws.

     In July 1996, the Company acquired all of the stock of MedNext, Inc. ("MedNext"), a privately held company located in West Palm Beach, Florida, that designs, manufactures and markets powered surgical instrumentation and accessories for surgical specialties. The Company will be required to make future payments to the former shareholders of MedNext in the event that sales of MedNext products exceed specific annual targets in either 1997, 1998, or 1999. As the requirement to make future payments is subject to the realization of certain revenues in either 1997, 1998 or 1999, the Company is unable to determine at this point whether any such payments will be required.

     In July 1996, the Company also entered into an exclusive, worldwide agreement with The University of Florida Tissue Bank, Inc. ("UFTB") to distribute certain allograft bone products, including a threaded cortical bone dowel. The threaded bone dowels are proprietary, patent pending technology developed at and currently distributed by UFTB.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


        The following table sets forth for the periods indicated selected unaudited financial information expressed as a percentage of net sales and the period-to-period change in such information.


                                                                                           PERIOD-TO-PERIOD
                                                                                                CHANGE
                                                                                        ----------------------
                                                                                         THREE         SIX
                                                                                         MONTHS       MONTHS
                                                                                        JUNE 30,      JUNE 30,
                                             THREE MONTHS         SIX MONTHS              1996         1996
                                            ENDED JUNE 30,       ENDED JUNE 30,            VS           VS
                                             1996    1995        1996      1995           1995         1995
                                            ------  ------      ------    ------        -------      --------
Net Sales                                   100.0%  100.0%      100.0%    100.0%         30.7%         27.0%

Cost of goods sold                           17.1    21.1        18.3      22.0           6.0           6.0
                                            -----   -----       -----    ------
Gross profit                                 82.9    78.9        81.7      78.0          37.3          33.0

Operating expenses:
  Selling, general and administrative        47.2    49.2        47.6      47.6          25.4          26.6
  Research and development                    6.9     8.3         6.8       8.0           8.2           8.3
  License agreement acquisition charge        --     --            --      51.9            --        (100.0)
                                            -----   -----       -----    ------
                                             54.1    57.5        54.4     107.5          22.9         (35.8)
                                            -----   -----       -----    ------

Income (loss) from operations                28.8    21.4        27.3     (29.5)         76.2         217.8

Other income                                  0.2     4.7         1.0       2.8         (95.6)        (56.1)
Interest expense                             (1.4)   (2.3)       (1.4)     (1.3)        (20.0)         34.9
                                            -----   -----       -----    ------
Income (loss) from operations before
  provision (benefit) for and charge in
  lieu of income taxes                       27.6    23.8        26.9     (28.0)         51.5         221.8

Provision (benefit) for and charge in lieu
  of income taxes                             8.1     5.2         7.4     (12.7)        103.6         173.5
                                            -----   -----       -----    ------
Income (loss) before minority interest       19.5    18.6        19.5     (15.3)         36.9         262.2

Minority interest                            (0.8)   (0.1)       (0.8)     (0.1)        709.3         601.7
                                            -----   -----       -----    ------
Net income (loss)                            18.7%   18.5%       18.7%    (15.4)%        32.4%        254.4%
                                            =====   =====       =====    ======

      See the accompanying notes to the consolidated financial statements.

OVERVIEW*

In March 1995, Sofamor Danek purchased 19.5% of the outstanding stock of Surgical Navigation Technologies, Inc. ("SNT") and acquired the exclusive worldwide license (except in Korea until 1997) to manufacture and distribute SNT products relating to frameless stereotactic surgery in spinal and neurological fields. In May 1996, the Company acquired the remaining 80.5% of the outstanding stock of SNT. Pursuant to the purchase agreement, contingent upon the generation of certain revenues and earnings relative to SNT products, the Company may be required to make future payments to the former shareholders of SNT for each year through 1999. As the requirement to make future payments is subject to the realization of certain revenues and earnings for each year through 1999, the Company is unable to determine at this point whether any such payments will be required.

In July 1996, the Company acquired certain net assets of TiMesh, Inc. ("TiMesh"). TiMesh is a privately held company located in Las Vegas, Nevada, that designs, manufactures and markets titanium plates and titanium alloy screws.

In July 1996, the Company acquired all of the stock of MedNext, Inc. ("MedNext"), a privately held company located in West Palm Beach, Florida that designs, manufactures and markets powered surgical instrumentation and accessories for surgical specialties. The Company will be required to make future payments to the former shareholders of MedNext in the event that sales of MedNext products exceed specific annual targets in either 1997, 1998, or 1999. As the requirement to make future payments is subject to the realization of certain revenues in either 1997, 1998 or 1999, the Company is unable to determine at this point whether any such payments will be required.

In July 1996, the Company also entered into an exclusive, worldwide agreement with The University of Florida Tissue Bank, Inc. ("UFTB") to distribute certain allograft bone products, including a threaded cortical bone dowel. The threaded bone dowels are proprietary, patent pending technology developed at and currently distributed by UFTB.

The SNT, TiMesh and MedNext acquisitions are accounted for by the purchase method.




- - ----------------------------
* Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein (including, in particular, those discussed in Part II, Item 1, "Legal Proceedings") are forward-looking statements that involve risks and uncertainties, including (without limitation) the timely development and acceptance of new products, the impact of competitive products, the timely receipt of regulatory clearances required for new products, the regulation of the Company's products generally, the disposition of certain litigation involving the Company and certain other risks and uncertainties detailed from time to time in the Company's periodic reports (including the Annual Report on Form 10-K for the year ended December 31, 1995 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996) filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The Company reported NET SALES of $56.8 million and $111.0 million for the quarter and six months ended June 30, 1996. Second quarter 1996 net sales increased $13.4 million or 30.7%, compared with the second quarter of 1995. The growth in net sales included an increase of 8.8% that resulted from the Company's conversion of certain portions of its international distribution network to direct sales which resulted in higher selling prices. Other net pricing changes in existing distribution channels caused an increase of 4.0%.

Net sales for the six months ended June 30, 1996, represented a $23.6 million, or 27.0% increase, over the same period in 1995. Net sales growth included an increase of 6.7% that resulted from the Company's conversion of certain portions of its international distribution network to direct sales which resulted in higher selling prices. Other net pricing changes in existing distribution channels caused an increase of 3.7%. Changes in exchange rates had an immaterial impact on net sales for the quarter and six months ended June 30, 1996.

U.S. SALES increased 24.0% to $37.4 million and 23.9% to $73.1 million during the second quarter and first six months of 1996, respectively, from the same periods in 1995. The Company believes the improvement in U.S. sales is primarily the result of an increased number of instrumented fusions and the acceptance of new product introductions.

NON-U.S. SALES advanced 46.1% to $19.4 million and 33.5% to $37.9 million during the second quarter and first six months of 1996, respectively, from the same periods in 1995. Management believes the strong international sales growth in the second quarter and first six months of 1996, compared with the same periods of 1995 primarily reflects the Company's enhanced international sales and marketing programs. The Company's global objective of establishing a direct presence in strategic countries contributed to the growth of international sales. In February 1996, the Company formed a new subsidiary in Japan, Kobayashi Sofamor Danek K.K. ("KSD"). KSD is owned 50% each by the Company and Kobayashi Pharmaceutical Co., Ltd. ("KPC"), which has served as the Company's distributor to Japan. KSD has a total of 9 directors, of whom 5 have been designated by the Company. The Company controls the operations of KSD which are consolidated in the Company's financial statements. The Company sells the product it manufactures to KSD, which in turn resells the product at near retail prices through KPC's distribution network. The Company's international sales also benefited from the April 1996 formation of a new wholly owned subsidiary in Canada and from the subsidiaries formed in the Benelux region and Poland during the second half of 1995.

The Company's GROSS MARGIN improved as a percentage of net sales during the second quarter of 1996 to 82.9% from 78.9% in the same quarter of 1995. Gross margin increased as a percentage of net sales during the six months ended June 30, 1996 to 81.7% from 78.0% in the same period of 1995. The enhancement in gross margin from the second quarter and the first six months of 1995 is due to greater leveraging of manufacturing costs due to increased volume, higher margins due to changes in international distribution, and favorable shifts in the sales mix of certain products and sales programs.

SELLING, GENERAL, AND ADMINISTRATIVE (S,G,&A) EXPENSES decreased to 47.2% of sales during the second quarter compared with 49.2% during the second quarter of 1995. The decrease in S,G,&A expenses for the quarter as a percentage of sales relates mostly to leveraging of administrative costs over greater sales. S,G,&A expenses were 47.6% of sales for the six months ended June 30, 1996 and 1995.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES totaled $3.9 million or 6.9% of net sales, for the second quarter of 1996, compared with $3.6 million or 8.3% of net sales, for the second quarter of 1995. For the first six months of 1996, research and development expenses were $7.6 million or 6.8% of net sales compared to $7.0 million or 8.0% of sales for the same period of 1995. These costs are incurred as the Company continues to enhance existing product lines and to develop new and complementary products for use in spinal surgery, such as the interbody fusion devices, biological products for use in spinal reconstruction, and products related to frameless stereotactic surgery in the spinal and neurological fields of use. These expenditures demonstrate the Company's continued commitment to the pursuit of applying new medical technologies to product opportunities.

In the first quarter of 1995, the Company recorded a $45.3 million one-time LICENSE AGREEMENT ACQUISITION CHARGE to earnings (which represents the net present value of $50.0 million of payments due under the terms of the license agreement between the Company and Genetics Institute ("G.I. Agreement") plus related transaction costs) to reflect the acquisition by the Company of exclusive North American rights to Genetics Institute's recombinant human bone morphogenetic protein (rhBMP-2) for spinal applications.

For the quarter and six months ended June 30, 1996, the company recorded OTHER INCOME of $90,000, and $1.1 million, respectively, compared with other income of $2.0 million and $2.4 million, respectively, in the quarter and six months ended June 30, 1995. Other income was higher during the second quarter of last year due mainly to foreign exchange gains and the reversal of certain risk provisions. The primary difference between other income recorded during the first six months of 1996 and 1995 relates to the reversal of certain risk provisions.

INTEREST EXPENSE for the second quarter and six months ended June 30, 1996, was $795,000 and $1.6 million, respectively, compared with $994,000 and $1.2 million, respectively, for the same periods in 1995. The largest component of interest expense during the first six months of 1996 was the imputed interest under the G.I. Agreement. There was no interest under the G.I. Agreement during the first quarter of 1995.

The Company's effective INCOME TAX RATES were 29.4% and 27.4%, respectively, for the quarter and six months ended June 30, 1996. The effective rate for the second quarter of 1995 was 21.9% and the effective rate of the net tax benefit for the six months ended June 30, 1995 was 45.5%. The tax benefit of $11.1 million recorded during the first six months of 1995 resulted primarily from the one-time license agreement acquisition charge to earnings of $45.3 million described above. Without the $45.3 million one-time charge, the tax expense for the first six months of 1995 would have been $4.7 million or a 22.7% effective tax rate. The difference between the Company's effective and statutory tax rates for both the quarter and six months ended June 30, 1996 and 1995 resulted primarily from the impact of the effects of certain elections made for U.S. tax purposes following the combination of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At June 30, 1996, the balance sheet of the Company reflected a net deferred tax asset of $19.7 million, which resulted primarily from the one-time license agreement acquisition charge. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

Management believes that inflation has not had a material impact on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and the Company's revolving line of credit are the principal sources of funding available for the growth of the business, including working capital, additions to property, plant and equipment as well as debt service requirements and required contractual payments. Cash, cash equivalents and short-term investments totaled $4.9 million at June 30, 1996, compared with $13.3 million at December 31, 1995.

In connection with the formation of KSD in February 1996, the Company made a $15.0 million prepayment of commissions to KPC.

In connection with the G.I. Agreement, the Company has recorded a liability of $23.0 million at June 30, 1996, which represents the present value of the $25.0 million in remaining scheduled payments. Of this amount, $7.0 million is classified as long-term debt and $16.0 million is reflected as a current liability, representing the principal portion of the $17.5 million payable on June 30, 1997. The final payment of $7.5 million is due in June of 1998.

The Company's working capital decreased $17.0 million during the first half of 1996. The change in working capital was primarily due to the $12.5 million payment under the G.I. Agreement and the $6.2 million increase in the current portion of the Genetic's Institute obligation, the payment for the acquisition of SNT, and the prepayment of commissions to KPC. These uses of working capital were partially offset by favorable cash flows from routine operations. Net accounts receivable increased $3.4 million from December 31, 1995, due primarily to the increase in net sales. Inventories and loaner set inventories increased $3.7 million due to additional inventory relative to the SNT acquisition, stocking levels required for recently formed subsidiaries, and the manufacture of loaner set inventories in preparation for new sales and marketing programs. Other receivables increased $7.1 million from the Company's previous year-end, primarily due to amounts recoverable from the Company's insurance carriers relative to expenses incurred in connection with product liability litigation.

Additions to property, plant and equipment during the first half of 1996 of $3.1 million were related to capital assets acquired in the formation and acquisition of new subsidiaries and other capital expenditures necessary to support the Company's manufacturing and distribution operations. Intangible assets increased by $13.7 million from December 31, 1995, primarily due to the acquisition of goodwill and intellectual property during the first six months of 1996.

The Company has committed lines of credit totaling approximately $47.8 million. At June 30, 1996, $19.2 million was outstanding relative to the Company's credit facilities. The committed lines of credit consist primarily of a $40.0 million uncollateralized revolving line of credit with a U.S. bank. Subsequent to the end of the second quarter of 1996, the revolving line of credit with the U.S. bank was increased to $50.0 million and the outstanding amount under such facility increased by approximately $24.2 million in part to fund the acquisitions and licensing arrangements described in the overview section.

The Company invests available funds in short-term investment grade instruments, certificates of deposit or direct or guaranteed obligations of the United States of America. These short-term investments are available to fund the Company's working capital requirements and acquisitions of capital assets.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

The Company's future operating results and financial condition are subject to risks and uncertainties, including (without limitation) the following matters:

Regulatory Clearances. The Company manufactures devices that are subject to regulations of the FDA and, in some cases, to regulations of foreign governmental authorities. In particular, such devices are subject to marketing clearance by the FDA before sales can be made in the United States. The process of obtaining marketing clearances can be time-consuming, and there can be no assurance that all necessary clearances will be granted to the Company with respect to new devices or that the FDA review will not involve delays adversely affecting the marketing and sale of new products and devices by the Company. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The Company cannot predict the extent or impact of future foreign, federal, state or local legislation or regulation.

Potential Impact of Health Care Cost Containment Proposals on Profitability.
In recent years, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third party health care payers to curb these cost increases in the United States and Europe. Some of these proposals have involved limitations on the amount of reimbursement for specific surgical procedures. These proposals have been adopted in some cases. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party health care payers. In addition, hospitals and other health care providers have become increasingly cost sensitive. To date, the Company does not believe that such health care cost containment proposals have negatively affected the profitability or growth of its business; however, the Company is not able to predict the future effect of these proposals on its business.

Product Obsolescence. Spinal implant and other devices are subject to continuous improvements and modifications and typically are rendered obsolete within a few years. Success, therefore, requires any medical device company to devote substantial resources to continued product development. The Company maintains active research and development programs and has been successful in developing new products in the past. There can be no assurance that the Company will be able to develop and introduce new products that will enable it to remain competitive in the future.

Product Liability; Insurance. In recent years, physicians, hospitals, and other participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice or product liability or asserting related legal theories. Such lawsuits in the health care industry can involve substantial claims and defense costs. As described in Part II,
Item 1, "Legal Proceedings," the Company is involved in product liability litigation. There can be no assurance that additional claims will not be asserted against the Company in the future. The Company currently maintains liability insurance intended to cover such claims, although there can be no assurance that the coverage limits of such insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on terms acceptable to the Company or at all. A successful claim brought against the Company in excess of insurance coverage could have a material adverse effect upon the Company and the financial condition, results
of operations and cash flows of the Company.   Claims against the Company,
regardless of their merit or eventual outcome, may also have a material adverse effect upon the reputation and business of the Company. See Part II, Item 1, "Legal Proceedings."

Competition. Worldwide, there are a number of firms producing spinal implant devices. The Company currently competes with a number of firms with financial, marketing and technical resources comparable to or greater than those of the Company. Because of the significant growth of the number of spinal fusion procedures performed in recent years, a number of companies, including those active in producing various orthopaedic and neurological products and having financial, marketing and technical resources significantly greater than those of the Company, have begun producing spinal implant devices. The Company anticipates that additional companies may also begin such production.

Retention of Personnel. The Company is highly dependent upon its senior management, and the competition for qualified management personnel is intense. The loss of key personnel or an inability to attract, retain and motivate such persons could adversely affect the business and prospects of the Company.
There can be no assurance that the Company will be able to retain its existing senior management personnel or to attract additional qualified personnel if and as needed. The Company also depends on its contractual relationships with certain physicians for product ideas, research and advice. There can be no assurance that the Company will be able to maintain and develop such relationships.

Global Market Risks. A significant portion of the Company's revenue is derived from its international operations. As a result, the Company's operations and financial results could be affected by international factors, such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.

Intellectual Property. The Company is dependent on its proprietary intellectual property and attempts to protect such intellectual property through patents, licensing, trade secrets and proprietary know-how. In the medical device industry, challenges by third parties regarding intellectual property rights occur frequently. Such challenges may result in litigation which is often complex and expensive. There can be no assurance that the Company's proprietary rights will not be challenged, rendered unenforceable or circumvented and that pending or future patent or trademark applications will be granted.

                          PART II -- OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

            The Company is involved from time to time in litigation on various matters which are routine to the conduct of this business, including product liability and intellectual property cases.

            PRODUCT LIABILITY LITIGATION

            Multidistrict Litigation:

            In 1994, the Company and other spinal implant manufacturers were named as defendants in purported class action product liability lawsuits in various federal courts throughout the country alleging that plaintiffs were injured by spinal implants manufactured by the Company and others. On August 4, 1994, the Federal Judicial Panel on Multidistrict Litigation ordered that all federal court lawsuits then existing be transferred to and consolidated, for pretrial proceedings, including the determination of class certification, in the Federal District Court for the Eastern District of Pennsylvania in Philadelphia. Federal court lawsuits filed after August 4, 1994 have also been transferred to and consolidated in the Eastern District of Pennsylvania. On February 22, 1995, Chief Judge Emeritus Louis C. Bechtle denied class certification. The federal court lawsuits before Judge Bechtle will remain coordinated for further pretrial purposes but are individual lawsuits. As anticipated and previously disclosed, as a result of the denial of class certification by Judge Bechtle, a large number of additional plaintiffs have filed lawsuits alleging injuries caused by spinal implants manufactured by the Company. To date, approximately two thousand eight hundred (2,800) plaintiffs have filed lawsuits against the Company, with a few also naming as defendants various officers and directors of the Company. Also, plaintiffs' lawyers have filed several lawsuits involving approximately two thousand (2,000) claimants alleging a conspiracy theory among doctors, manufacturers (including the Company), hospitals, teaching institutions, professional societies and others to promote the use of spinal implants. Various counsel for plaintiffs have, in certain instances, filed multiple complaints on behalf of the same individual plaintiffs. The Company cannot estimate precisely at this time the number of plaintiffs that may file lawsuits.

            The vast majority of such lawsuits were filed in federal courts throughout the country and are in the preliminary stages.
            Discovery proceedings, including the taking of depositions, have been ongoing in certain of the lawsuits that were first to be filed. Discovery in certain cases filed later may begin in the third quarter of this year. The trials of a number of lawsuits involving individual plaintiffs are scheduled to begin in the last quarter of 1996 and the first six months of 1997, although delays in trial dates are common. Although plaintiffs have advanced claims under many different legal theories, the essence of plaintiffs' claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of FDA rules and regulations (governing marketing and labeling), that pedicle fixation has not been proven safe and efficacious in the context of FDA labeling standards and that plaintiffs have suffered a variety of injuries as a result of the use of the systems for pedicle fixation. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts.
            Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the courts in which such cases are filed.

            On April 8, 1996, Judge Bechtle issued a ruling that would have resulted in the dismissal of many of the claims existing against the Company in the multidistrict litigation. Judge Bechtle's ruling granted defendant AcroMed Corporation's motion for summary judgment on claims involving failure to warn, manufacturing, design and testing defects, implied warranty, negligence and defect per se. (AcroMed Corporation is a spinal implant manufacturer and a defendant in various of the cases pending in the multidistrict litigation). The Court held that under applicable Third Circuit precedent, all of these claims were expressly preempted by the medical device provisions of the Food, Drug and Cosmetic Law ("FDCA"). The Court's ruling left only claims for breach of express warranty and unlawful promotion (excluding device labeling) as a basis for a federal court lawsuit involving spinal implants. The Court further provided that plaintiffs may seek reinstatement of some or all of the dismissed claims if the U.S. Supreme Court's decision in Lohr v. Medtronics, altered the existing Third Circuit law on federal preemption. On June 26, 1996, the Supreme Court ruled in Lohr v. Medtronic that the preemption provision contained in the medical device amendments of the FDCA does not expressly preempt state tort causes of actions. On the basis of this decision the Company believes that the plaintiffs will seek reinstatement of all claims previously dismissed by Judge Bechtle's April 8, 1996 ruling and that those claims will be reinstated. The ruling in Lohr v. Medtronic also applies to all pending state court cases.

            Tennessee and Oregon Product Liability Actions:

            In January 1995, the Company and other spinal implant manufacturers, doctors and a hospital were named defendants in a purported class action product liability lawsuit filed in Nashville, Tennessee state court. This lawsuit is limited to those individuals whose surgeries were performed at one specific hospital. Class certification has been denied by the trial judge in Nashville. Discovery has only recently begun in these individual cases. In October 1995, the Company was served with an Oregon state court complaint that purported to be a class action. This Oregon complaint alleged, among other things, injury based upon various legal theories. In March 1996, the plaintiffs in this Oregon case withdrew the class allegations. Discovery has begun in these individual cases. In these Tennessee and Oregon actions, plaintiffs, who seek relief in the form of monetary damages of unspecified amounts, are expected to continue their lawsuits as individual cases.

            The Company believes that all product liability lawsuits currently pending against it are without merit and will continue to defend them vigorously. All pending cases are currently being defended by insurance carriers, generally under reservation of rights. As is common in the insurance industry, the Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage relating to product liability claims at a cost and on other terms and conditions that are acceptable to the Company, there can be no assurance that in the future it will be able to do so.

            While the aggregate monetary damages eventually sought by all of these plaintiffs and the related costs to defend such actions may be substantial and could exceed the limits of the Company's various insurance policies, the Company believes that it has affirmative defenses, including, without limitation, defenses based upon the expiration of the applicable statute of limitations, the learned intermediary defense and the failure of a cause of action to exist where no malfunction of the implant has occurred or the plaintiff has suffered no injury attributable to the Company's product. The Company has and will continue to assert the affirmative defenses primarily through the filing of dispositive motions. The Company also believes that all of these individual lawsuits are without merit.

            SECURITIES LAWS ACTIONS

            Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in Federal District Court in Memphis, Tennessee. Four of the lawsuits purport to be class actions. All of the lawsuits have been consolidated into one case in Federal District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleges that the defendants made false and misleading statements and failed to state material facts to the investing public and seeks money damages. The alleged securities law violations are premised on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately, and improperly and to timely disclose facts concerning the termination of the former United States distributor of Sofamor products, National Medical Specialties, Inc. ("NMS"). The allegations relating to illicit and illegitimate sales of product are, for the most part, copied from product liability complaints filed against the Company and other manufacturers currently being coordinated in Federal District Court for the Eastern district of Pennsylvania referred to above. The allegations of improper sales relate to one of the Company's selling programs which has been publicly disclosed since May 1991. The allegations concerning NMS relate to the termination of the NMS distribution agreement covering Sofamor products in the United States. On October 3, 1995, the Federal District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants.
            The plaintiffs have appealed the dismissal.

            SPANISH DISTRIBUTOR ACTION

            In late September 1994, a Magistrate of the Commercial Court in Paris ruled in favor of a former Spanish distributor of Sofamor's products on a claim of wrongful termination of the distribution agreement in 1992. Prior to the Combination an accrual was established, with a related charge to earnings, for this pending litigation. At the Combination date in June 1993, the Company also established a separate indemnity with respect to potential losses resulting from such lawsuit and placed in escrow shares issued to the former Sofamor shareholders pending the outcome of this lawsuit. The $3.0 million award (including interest) rendered by the French Magistrate exceeded the pre-established accrual. As a result, the Company recorded an expense of $2.2 million for the non-recurring litigation award during the third and fourth quarters of 1994. The Company has appealed this ruling. The appeal process requires a retrial of all issues.

            The Company does not believe that any pending litigation, including the actions described above, will have a material adverse effect on its consolidated financial position, results of operations or cash flows because of, among other reasons, the facts and circumstances existing with respect to each action, the Company's belief that certain actions are without merit, certain defenses available to the Company and the availability of insurance in certain actions. (See Part I, Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Operating Results and Financial Condition--Product Liability; Insurance and Intellectual Property.")

Item 4.     Submission of Matters to a Vote of Security Holders

            a. The Company's annual shareholders' meeting was held on May 9, 1996, to elect the directors of the Company for the ensuing year and to approve an amendment to the Sofamor Danek Group, Inc. Long-Term Incentive Plan and Employee Stock Purchase Plan.

            b. The following directors were elected at the Annual Meeting of Shareholders:

                                                   For        Withheld
                                                   ---        --------
                 E.R. Pickard                   18,497,066      67,131
                 James J. Gallogly              18,497,666      66,531
                 L.D. Beard                     18,417,329     146,868
                 George W. Bryan, Sr.           18,506,666      57,531
                 Robert A. Compton              18,499,566      64,631
                 Philippe Cotrel                18,496,319      67,878
                 Yves Paul Cotrel, M.D.         17,909,736     654,461
                 Samuel F. Hulbert, Ph.D.       18,507,066      57,131
                 George F. Rapp, M.D.           18,497,566      66,631

            c.   The resolutions passed were as follows:

                 1. To provide for a new formula plan feature that applies only to non-employee directors under the Sofamor Danek Group, Inc. Long-Term Incentive Plan.

                    For 15,040,473;   Against  3,482,281;    Abstain  41,443

                 2. To extend the term of the Sofamor Danek Group, Inc. Employee
                    Stock Purchase Plan to October 31, 2006.

                    For 18,219,038;   Against  291,856;      Abstain  53,303

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)        Exhibit No.      Description
                      -----------      -----------
                            10.1       Third Amendment to Loan Agreement
                                       between SunTrust Bank, Nashville, N.A.
                                       and Sofamor Danek Group, Inc. dated
                                       August 1, 1996.

                            27         Financial Data Schedule (For SEC
                                       use only)


            b) Reports on Form 8-K
               -  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SOFAMOR DANEK GROUP, INC.
                                        -------------------------
                                               (Registrant)


DATE:    August 12, 1996                BY: /s/ E. R. Pickard
       --------------------                ---------------------------------
                                           E.R. Pickard
                                           Chairman, Chief Executive Officer
                                           and Director
                                           (Principal Executive Officer)


DATE:     August 12, 1996               BY: /s/ Laurence Y. Fairey
       --------------------                ---------------------------------
                                           Laurence Y. Fairey
                                           Executive Vice President
                                           (Principal Financial Officer)