Form 10-Q
period 1996-09-30
SOFAMOR DANEK GROUP INC
filed 1996-11-12
CIK 873730

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                                  ------------------

                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number:           000-19168
                                  ---------

                          Sofamor Danek Group, Inc.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


Indiana                                                                                     35-1580052
--------------------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification Number)

1800 Pyramid Place, Memphis, Tennessee                                                       38132
--------------------------------------------------------------------------------------------------------------------
 (Address of principal executive offices)                                                  (Zip Code)

(901) 396-2695
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

 24,377,183  shares of common stock outstanding as of September 30, 1996
--------------------------------------------------------------------------------
                                 Page 1 of 27
                       Exhibit Index Appears on Page 25

                        PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                  SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARES)

                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                   1996                    1995
                                                               -------------           ------------
                             ASSETS                             (UNAUDITED)
 Current Assets:
      Cash and cash equivalents                                 $  6,315                  $ 11,330
      Short-term investments                                         113                     1,924
      Accounts receivable--trade, less allowance for
        doubtful accounts of $1,461 and $1,555 for
         September 30, 1996 and December 31, 1995,
         respectively                                             59,336                    50,451
      Other receivables                                           18,706                     9,257
      Inventories                                                 31,658                    25,723
      Loaner set inventories                                      13,084                    10,803
      Prepaid expenses                                             3,617                     5,092
      Prepaid income taxes                                             8                     2,648
      Current deferred income taxes                                6,965                     4,699
                                                                --------                  --------
                       Total current assets                      139,802                   121,927
 Property, plant and equipment
      Land                                                         1,488                     1,505
      Buildings                                                   11,351                    10,878
      Machinery and equipment                                     30,411                    25,723
      Automobiles                                                    428                       231
                                                                --------                  --------
                                                                  43,678                    38,337
      Less accumulated depreciation                              (18,963)                  (15,714)
                                                                --------                  --------
                                                                  24,715                    22,623

 Notes receivable - other                                            166                       170
 Investments                                                         952                     3,600
 Intangible assets, net                                           68,518                    29,600
 Other assets                                                     18,409                     3,427
 Non-current deferred income taxes                                14,718                    15,266
                                                                --------                  --------
                                                                $267,280                  $196,613
                                                                ========                  ========




       The accompanying notes are an integral part of the consolidated financial statements.

                  SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARES)

                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                    1996                  1995
                                                                -------------         ------------
 LIABILITIES                                                     (UNAUDITED)
 Current liabilities:
      Notes payable                                               $ 40,833             $  6,516
      Current maturities of long-term debt                          16,624               10,086
      Accounts payable                                               5,570                6,513
      Accrued federal income taxes                                     345                 --
      Accrued foreign income taxes                                   3,034                  539
      Accrued expenses                                              27,031               21,134
                                                                  --------             --------
                     Total current liabilities                      93,437               44,788

 Long-term debt, less current maturities                            12,293               28,125
 Deferred income taxes                                                 --                   191
 Minority interest                                                   1,839                  580

 STOCKHOLDERS' EQUITY

 Preferred stock, no par value, 5,000,000 shares
      authorized, no shares outstanding
 Common stock, no par value, 150,000,000 shares
      authorized: 25,063,091 and 24,672,131 shares
      issued (including 685,908 and 678,433 shares held in
      treasury) at September 30, 1996 and December 31, 1995,
      respectively                                                  52,316               44,832
 Retained earnings                                                 118,619               86,777
 Cumulative translation adjustment                                   3,022                5,542
                                                                  --------             --------
                                                                   173,957              137,151
 Less:
      Cost of common stock held in treasury                         (9,985)              (9,736)
      Unearned compensation                                            (96)                (321)
      Stockholders' notes receivable                                (4,165)              (4,165)
                                                                  --------             --------
                                                                   159,711              122,929
                                                                  --------             --------
                                                                  $267,280             $196,613
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

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                              THREE MONTHS                     NINE MONTHS
                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                           1996            1995             1996            1995
                                          -------        -------           --------        --------
Net Sales                                 $63,206        $47,188           $174,244        $134,590

Cost of goods sold                         10,363          9,926             30,710          29,123
                                          -------        -------           --------        --------

Gross profit                               52,843         37,262            143,534         105,467

Operating expenses:
    Selling, general and administrative    30,617         22,311             83,389          63,982
    Research and development                4,267          3,426             11,824          10,403
    License agreement acquisition charge      --             --                 --           45,337
                                          -------        -------           --------        --------
                                           34,884         25,737             95,213         119,722
                                          -------        -------           --------        --------

Income (loss) from operations              17,959         11,525             48,321         (14,255)

Other income (expense)                       (339)           174                731           2,775
Interest expense                           (1,119)          (681)            (2,691)         (2,012)
                                          -------        -------           --------        --------

Income (loss) from operations before
    provision (benefit) for and charge
    in lieu  of income taxes               16,501         11,018             46,361         (13,492)

Provision (benefit) for and charge in
    lieu of income taxes                    5,030          2,237             13,224          (8,912)
                                          -------        -------           --------        --------
                                           11,471          8,781             33,137          (4,580)


Minority interest                            (446)          (166)            (1,295)           (287)
                                          -------        -------           --------        --------

Net income (loss)                         $11,025        $ 8,615           $ 31,842        ($ 4,867)
                                          ========       =======           ========        ========

Net income (loss) per common share        $  0.42        $  0.34           $   1.22        ($  0.19)
                                          =======        =======           ========        ========

Weighted average common shares
     outstanding                           26,144         25,592             26,076          25,283
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

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             1996             1995
                                                                           --------         --------
 Cash flows from operating activities:
    Income (loss) from continuing operations                               $ 33,137         $ (4,580)
    Minority interest in consolidated earnings                               (1,295)            (287)
                                                                           --------         --------
 Net income (loss)                                                           31,842           (4,867)

 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation and amortization                                          7,034            5,753
       Provision for doubtful accounts receivable                               403              264
       Deferred income tax benefit                                           (2,084)         (15,870)
       License agreement acquisition charge                                     --            45,215
       Loss on disposal of equipment                                             19               12
       Equity (income) loss in unconsolidated affiliate                          49             (219)
       Minority interest in net income of consolidated subsidiaries           1,295              287
 Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                      (8,629)          (4,365)
    Other receivables                                                        (9,824)             112
    Inventories                                                              (7,180)           1,091
    Prepaid expenses                                                          1,604              247
    Prepaid income taxes                                                      3,053              (30)
    Other assets                                                            (14,969)          (1,929)
    Accounts payable                                                         (1,809)          (1,385)
    Accrued state income and franchise taxes                                    --               314
    Accrued federal income taxes                                              2,341               62
    Accrued foreign income taxes                                              2,642              (66)
    Accrued expenses                                                          4,598           (1,728)
                                                                           --------         --------
       Net cash provided by operating activities                             10,385           22,898
                                                                           --------         --------
 Cash flows from investing activities:
    Purchase of short-term investments                                         (116)         (11,570)
    Proceeds from maturities of short-term investments                        1,899           10,764
    Proceeds from sale of equipment                                              34              --


   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             1996             1995
                                                                           --------         --------
    Payments for purchase of property, plant and equipment                   (4,698)          (3,024)
    Purchase of intangible assets                                           (10,003)          (6,091)
    Increase in notes receivable, other                                         --               (23)
    Repayments of notes receivable, other                                        66               70
    Acquisitions, net of cash acquired                                      (30,042)          (2,585)
    Purchase of minority interest                                            (1,974)             --
                                                                           --------         --------
       Net cash used by investing activities                                (44,834)         (12,459)
                                                                           --------         --------
 Cash flows from financing activities:
    Increase in short-term borrowings                                        34,514            3,867
    Proceeds from long-term debt                                                575              108
    Repayment of long-term debt                                             (10,117)         (12,856)
    Repayment of stockholders' notes receivable                                 --                26
    Proceeds from issuance of common stock                                    3,686            1,770
    Capital contribution by minority shareholder                                428              --
                                                                           --------         --------
       Net cash provided (used) by financing activities                      29,086           (7,085)
                                                                           --------         --------
 Effect of exchange rate changes on cash                                        348             (187)
                                                                           --------         --------
 Increase (decrease) in cash and cash equivalents                            (5,015)           3,167
 Cash and cash equivalents, beginning of period                              11,330            4,387
                                                                           --------         --------
 Cash and cash equivalents, end of period                                  $  6,315            7,554
                                                                           ========         ========



Supplemental disclosure of non-cash investing and financing activities:

  - In 1996 and 1995, net income tax benefits of $2,437 and $378, respectively, were realized by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock, reducing accrued federal and state income taxes payable and increasing common stock.

  - During the first nine months of 1996, $250 of accounts receivable were written off against the allowance for doubtful accounts.

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

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   Financial Statement Presentation

     The consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three months and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows.

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

2.   Inventories and Loaner Set Inventories

     Net inventories and loaner set inventories consist of:

     ------------------------------------------------------------------------------
                                                 September 30,         December 31,
                                                     1996                  1995
     ------------------------------------------------------------------------------
     Finished goods                                 $ 26,289             $ 21,238
     Work-in-process                                   3,353                3,017
     Raw materials                                     2,016                1,468
     ------------------------------------------------------------------------------
     Net inventories                                $ 31,658             $ 25,723
     ------------------------------------------------------------------------------
     Loaner set inventories, net                    $ 13,084             $ 10,803
     ------------------------------------------------------------------------------

3.   Intangible Assets

     Net intangible assets consist of:

     ------------------------------------------------------------------------------
                                                 September 30,         December 31,
                                                     1996                  1995
     ------------------------------------------------------------------------------
     Goodwill                                       $ 29,958             $  1,115
     Patents and trademarks                           24,293               15,911
     Other                                            14,267               12,574
     ------------------------------------------------------------------------------
     Total net intangible assets                    $ 68,518             $ 29,600
     ------------------------------------------------------------------------------

4.   Income Taxes

     The Company's effective income tax rates were 30.5% and 28.5%, respectively, for the quarter and nine months ended September 30, 1996. The effective rate for the third quarter of 1995 was 20.3% and the effective rate of the net tax benefit for the nine months ended September 30, 1995 was 66.1%. The tax benefit of $8,912 recorded during the first nine months of 1995 resulted primarily from the one-time license agreement acquisition charge to earnings of $45,337. Without the $45,337 one-time charge, the tax expense for the first nine months of 1995 would have been $6,956 or a 21.8% effective tax rate. The difference between the Company's effective and statutory tax rates for both the quarter and nine months ended September 30, 1996 and 1995 resulted primarily from the impact of the effects of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. The effective tax rates for the quarter and nine months ended September 30, 1996, were higher than the same periods of 1995 (without the one-time charge for the nine months ended September 30, 1995) primarily due to higher pre-tax income and greater taxable income in jurisdictions with higher tax rates. Higher future pre-tax income could lead to higher future effective tax rates. At September 30, 1996, the balance sheet of the Company reflected a net deferred tax asset of $21,683, which resulted primarily from the one-time license agreement acquisition charge. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

     During the first nine months of 1996 and 1995, charges in lieu of income taxes of $2,437 and $378, respectively, were recorded by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock.

5.   Commitments and Contingencies

     The Company is involved from time to time in litigation on various matters which are routine to the conduct of this business, including product liability and intellectual property cases.

     PRODUCT LIABILITY LITIGATION

     Multidistrict Litigation:

     In 1994, the Company and other spinal implant manufacturers were named as defendants in purported class action product liability lawsuits in various federal courts throughout the country alleging that plaintiffs were injured by spinal implants manufactured by the Company and others. On August 4, 1994, the Federal Judicial Panel on Multidistrict

     Litigation ordered that all federal court lawsuits then existing be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the Federal District Court for the Eastern District of Pennsylvania in Philadelphia. Federal court lawsuits filed after August 4, 1994 have also been transferred to and consolidated in the Eastern District of Pennsylvania. On February 22, 1995, Chief Judge Emeritus Louis C. Bechtle denied class certification. The federal court lawsuits before Judge Bechtle will remain coordinated for further pretrial purposes but are individual lawsuits. As anticipated and previously disclosed, as a result of the denial of class certification by Judge Bechtle, a large number of additional plaintiffs have filed lawsuits alleging injuries caused by spinal implants manufactured by the Company. To date, approximately two thousand eight hundred (2,800) plaintiffs have filed lawsuits against the Company, with a few also naming as defendants various officers and directors of the Company. Also, plaintiffs' lawyers have filed several lawsuits involving approximately two thousand eight hundred fifty (2,850) claimants alleging a conspiracy theory among doctors, manufacturers (including the Company), hospitals, teaching institutions, professional societies and others to promote in violation of applicable law the use of spinal implants. Some plaintiffs have filed individual lawsuits, whereas other lawsuits list multiple plaintiffs or in certain instances multiple lawsuits have been filed on behalf of the same individual plaintiffs. On August 22, 1996, Judge Bechtle dismissed without prejudice plaintiffs' conspiracy claims. The Company anticipates that most plaintiffs asserting these conspiracy claims will file amended or new complaints, but it is not possible at this time to estimate precisely how many of these conspiracy complaints will be reasserted or the number of additional plaintiffs that may file lawsuits.

     The majority of such lawsuits were filed in federal courts throughout the country and are in the preliminary stages. Discovery proceedings, including the taking of depositions, have been ongoing in certain of the lawsuits that were first to be filed. Discovery in certain cases filed later may begin in the fourth quarter of this year. A number of the plaintiffs are having their lawsuits returned to the state court in Memphis, Tennessee. It is anticipated that the Memphis, Tennessee state court judge will establish a schedule for case management and discovery. The trials of a number of lawsuits involving individual plaintiffs are scheduled to begin in the first six months of 1997, although delays in trial dates are common. Although plaintiffs have advanced claims under many different legal theories, the essence of plaintiffs' claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of FDA rules and regulations (governing marketing and labeling), that pedicle fixation has not been proven safe and efficacious in the context of FDA labeling standards and that plaintiffs have suffered a variety of injuries as a result of the use of the systems for pedicle fixation. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the courts in which such cases are filed.

     On April 8, 1996, Judge Bechtle issued a ruling that would have resulted in the dismissal of many of the claims existing against the Company in the multidistrict litigation. Judge Bechtle's ruling granted defendant AcroMed Corporation's motion for summary judgment on claims involving failure to warn, manufacturing, design and testing defects, implied warranty, negligence and defect per se. (AcroMed Corporation is a spinal implant manufacturer and a defendant in various of the cases pending in the multidistrict litigation). The Court held that under applicable Third Circuit precedent, all of these claims were expressly preempted by the medical device provisions of the Food, Drug and Cosmetic Act ("FDCA"). The Court's ruling left only claims for breach of express warranty and unlawful promotion (excluding device labeling) as a basis for a federal court lawsuit involving spinal implants. The Court further provided that plaintiffs may seek reinstatement of some or all of the dismissed claims if the U.S. Supreme Court's decision in Lohr v. Medtronics altered the existing Third Circuit law on federal preemption. On June 26, 1996, the Supreme Court ruled in Lohr v. Medtronics that the preemption provision contained in the medical device amendments of the FDCA does not expressly preempt state tort causes of actions. On the basis of this decision the plaintiffs have sought reinstatement of all claims previously dismissed by Judge Bechtle's April 8, 1996 ruling and the Company expects that those claims will be reinstated. The ruling in Lohr v. Medtronics also applies to all pending state court cases.

     Tennessee and Oregon Product Liability Actions:

     In January 1995, the Company and other spinal implant manufacturers, doctors and a hospital were named defendants in a purported class action product liability lawsuit filed in Nashville, Tennessee state court. This lawsuit is limited to those individuals whose surgeries were performed at one specific hospital. Class certification has been denied by the trial judge in Nashville. Discovery has only recently begun in these individual cases. In October 1995, the Company was served with a Portland, Oregon state court complaint that purported to be a class action. This Oregon complaint alleged, among other things, injury based upon various legal theories. In March 1996, the plaintiffs in this Oregon case withdrew the class allegations. Discovery has begun in these individual cases. In these Tennessee and Oregon actions, plaintiffs, who seek relief in the form of monetary damages of unspecified amounts, are continuing their lawsuits as individual cases.

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

     While the aggregate monetary damages eventually sought by all of these plaintiffs and the related costs to defend such actions may be substantial and could exceed the limits of the Company's various insurance policies, the Company believes that it has affirmative defenses, including, without limitation, defenses based upon the expiration of the applicable statute of limitations, the learned intermediary defense and the failure of a cause of action to exist where no malfunction of the implant has occurred or the plaintiff has suffered no injury attributable to the Company's product. The Company has and will continue to assert the affirmative defenses primarily through the filing of dispositive motions. As noted above, the Company also believes that all of these individual lawsuits are without merit.

     SECURITIES LAWS ACTIONS

     Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in Federal District Court in Memphis, Tennessee. Four of the lawsuits purport to be class actions. All of the lawsuits have been consolidated into one case in Federal District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleges that the defendants made false and misleading statements and failed to state material facts to the investing public and seeks money damages. The alleged securities law violations are premised on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former United States distributor of Sofamor products, National Medical Specialties, Inc. ("NMS"). The allegations relating to illicit and illegitimate sales of product are, for the most part, copied from product liability complaints filed against the Company and other manufacturers currently being coordinated in Federal District Court for the Eastern District of Pennsylvania which are referred to above. The allegations of improper sales relate to one of the Company's selling programs which has been publicly disclosed since May 1991. The allegations concerning NMS relate to the termination of the NMS distribution agreement covering Sofamor products in the United States. On October 3, 1995, the Federal District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. The plaintiffs have appealed the dismissal, and oral arguments relating to this appeal were heard on October 22, 1996 by the United Stated Court of Appeals for the Sixth Circuit.

     SPANISH DISTRIBUTOR ACTION

     In late September 1994, a Magistrate of the Commercial Court in Paris ruled in favor of a former Spanish distributor of Sofamor's products on a claim of wrongful termination of the distribution agreement in 1992. Prior to the Combination, an accrual was established, with a related charge to earnings, for this pending litigation. On the Combination date in June 1993, the Company also established a separate indemnity with respect to potential losses resulting from such lawsuit and placed in escrow shares issued to the former Sofamor shareholders pending the outcome of this lawsuit. The $3.0 million award (including interest) rendered by the French Magistrate exceeded the pre-established accrual. As a result, the Company recorded an expense of $2.2 million for the non-recurring litigation award during the third and fourth quarters of 1994. The Company and the former distributor have each appealed this ruling. The appeal process requires a retrial of all issues and is currently scheduled for the fourth quarter of 1997.

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

   CONTINGENT FUTURE PAYMENTS

   In May 1996, the Company purchased the remaining 80.5% of the outstanding stock of Surgical Navigation Technologies, Inc. ("SNT"). The Company had purchased 19.5% of the outstanding stock of SNT in March of 1995. Pursuant to the purchase agreement, contingent upon the generation of certain revenues and earnings relative to SNT products, the Company may be required to make future payments to the former shareholders of SNT for each year through 1999, which will be recorded as adjustments to the purchase price. As the requirement to make future payments is subject to the realization of certain revenues and earnings in each calendar year, the Company is unable to determine at this time whether any such payment will be required for the years 1997 through 1999. For 1996, the Company anticipates that a contingent payment will be due, but it is unable at this time to determine the amount of any such required payment.

   In July 1996, the Company acquired all of the stock of MedNext, Inc., a privately held company located in West Palm Beach, Florida that designs, manufactures and markets powered surgical instrumentation and accessories for surgical specialties. The Company will be required to make future payments to the former shareholders of MedNext, Inc. in the event that sales of MEDNEXT(R) products exceed specific annual targets in any of 1997, 1998, or 1999, which will be recorded as adjustments to the purchase price. As the requirement to make future payments is subject to the realization of certain revenues in 1997, 1998 or 1999, the Company is unable to determine at this time whether any such payments will be required.

Item 2.  Management's DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

         The following table sets forth for the periods indicated selected unaudited financial information expressed as a percentage of net sales and the period-to-period change in such information.

                                                                                                       PERIOD-TO-PERIOD CHANGE
                                                                                                        THREE            NINE
                                                                                                       MONTHS           MONTHS
                                                                                                        ENDED            ENDED
                                                   THREE MONTHS                NINE MONTHS            SEPTEMBER       SEPTEMBER
                                                ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,        30, 1996         30, 1996
                                                                                                         VS               VS
                                               1996          1995          1996         1995            1995            1995
                                              ------        ------        ------       ------         ---------       ---------
Net Sales                                     100.0%        100.0%        100.0%       100.0%           33.9%           29.5%

 Cost of goods sold                            16.4          21.0          17.6         21.6             4.4             5.4
                                              ------        ------        ------       ------
 Gross profit                                  83.6          79.0          82.4         78.4            41.8            36.1

 Operating expenses:
     Selling, general and administrative       48.4          47.3          47.9         47.6            37.2            30.3
     Research and development                   6.8           7.3           6.8          7.7            24.5            13.7
     License agreement acquisition charge        --            --            --         33.7             --           (100.0)
                                             ------         ------       ------       ------
                                               55.2          54.6          54.7         89.0            35.5           (20.5)
                                             ------         ------       ------       ------


 Income (loss) from operations                 28.4          24.4          27.7        (10.6)           55.8           439.0

 Other income (expense)                        (0.5)          0.4           0.4          2.1          (294.8)           73.7
 Interest expense                              (1.8)         (1.4)         (1.5)        (1.5)           64.3            33.7
                                              ------        ------       ------       ------

 Income (loss) from operations before
     provision (benefit) for and charge in
     lieu of income taxes                      26.1          23.4          26.6        (10.0)           49.8           443.6

 Provision (benefit) for and charge in
 lieu of income taxes                           8.0           4.8           7.6         (6.6)          124.9           248.4
                                              ------        ------       ------       ------

                                               18.1          18.6          19.0         (3.4)           30.6           823.5


 Minority interest in consolidated earnings
   (with no applicable income taxes)           (0.7)         (0.3)         (0.7)        (0.2)          168.7           351.2
                                              ------        ------       ------       ------

 Net income (loss)                             17.4%         18.3%         18.3%        (3.6)%          28.0%          754.2%
                                              ======        ======       ======       ======


See the accompanying notes to the consolidated financial statements.

OVERVIEW*

In March 1995, Sofamor Danek purchased 19.5% of the outstanding stock of Surgical Navigation Technologies, Inc. ("SNT") and acquired the exclusive worldwide license (except in Korea until 1997) to manufacture and distribute SNT products relating to frameless stereotactic surgery in spinal and neurological fields. In May 1996, the Company acquired the remaining 80.5% of the outstanding stock of SNT. Pursuant to the purchase agreement, contingent upon the generation of certain revenues and earnings relative to SNT products, the Company may be required to make future payments to the former shareholders of SNT for each year through 1999, which will be recorded as adjustments to the purchase price. As the requirement to make future payments is subject to the realization of certain revenues and earnings in each calendar year, the Company is unable to determine at this time whether any such payment will be required for the years 1997 through 1999. For 1996, the Company anticipates that a contingent payment will be due, but it is unable at this time to determine the amount of any such required payment.

In July 1996, the Company acquired certain net assets of TiMesh, Inc., a privately held company located in Las Vegas, Nevada. The net assets acquired are used in the design, manufacture and marketing of titanium plates and titanium alloy screws.

Also, in July 1996, the Company acquired all of the capital stock of MedNext, Inc., a privately held company located in West Palm Beach, Florida that designs, manufactures and markets powered surgical instrumentation and accessories for surgical specialties. The Company will be required to make future payments to the former shareholders of MedNext, Inc. in the event that sales of MEDNEXT(R) products exceed specific annual targets in any of 1997, 1998, or 1999, which will be recorded as adjustments to the purchase price. As the requirement to make future payments is subject to the realization of certain revenues in 1997, 1998 or 1999, the Company is unable to determine at this time whether any such payments will be required.

In August 1996, the Company entered into an exclusive agreement with The University of Florida Tissue Bank, Inc. ("UFTB") to provide services related to their cortical bone dowel and other allograft bone products.





*Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein (including, in particular, those discussed in Part II, Item 1, "Legal Proceedings") are forward-looking statements that involve risks and uncertainties, including (without limitation) the timely development and acceptance of new products, the impact of competitive products, the timely receipt of regulatory clearances required for new products, the regulation of the Company's products generally, the disposition of certain litigation involving the Company and certain other risks and uncertainties detailed from time to time in the Company's periodic reports (including the Annual Report on Form 10-K for the year ended December 31, 1995 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996) filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The Company reported NET SALES of $63.2 million and $174.2 million for the quarter and nine months ended September 30, 1996, respectively. Third quarter 1996 net sales increased $16.0 million or 33.9%, compared with the third quarter of 1995. The growth in net sales included an increase of 11.7% that resulted from the Company's conversion of certain portions of its international distribution network to direct sales which resulted in higher selling prices. Other net pricing changes in existing distribution channels caused an increase of 3.9%. Additional sales volume accounted for the remainder of the increase in net sales.

Net sales for the nine months ended September 30, 1996, represented a $39.7 million, or 29.5% increase, over the same period in 1995. Net sales growth included an increase of 8.5% that resulted from the Company's conversion of certain portions of its international distribution network to direct sales which resulted in higher selling prices. Other net pricing changes in existing distribution channels caused an increase of 3.8%. Additional sales volume accounted for the remainder of the increase in net sales. Changes in exchange rates had an immaterial impact on net sales for the quarter and nine months ended September 30, 1996.

U.S. SALES increased 32.7% to $43.0 million and 27.1% to $116.1 million during the third quarter and first nine months of 1996, respectively, from the same periods in 1995. The Company believes the improvement in U.S. sales is primarily the result of an increased number of instrumented fusions as well as the acceptance of new products such as the STEALTHSTATION(TM) system, the TIMESH(TM) cranial plating system, and the MEDNEXT(R) surgical drill system.

NON-U.S. SALES advanced 36.7% to $20.2 million and 34.6% to $58.1 million during the third quarter and first nine months of 1996, respectively, from the same periods in 1995. The strong international sales growth in the third quarter and first nine months of 1996, compared with the same periods of 1995, primarily reflects the Company's establishing a direct sales presence in selected strategic countries as well as enhanced international sales and marketing programs. In February 1996, the Company formed a new subsidiary in Japan, Kobayashi Sofamor Danek K.K. ("KSD"). KSD is owned 50% each by the Company and Kobayashi Pharmaceutical Co., Ltd. ("KPC"), which has served as the Company's distributor to Japan. KSD has a total of 9 directors, of whom 5 have been designated by the Company. The Company controls the operations of KSD which are consolidated in the Company's financial statements. The Company sells the product it manufactures to KSD, which in turn resells the product at near retail prices through KPC's distribution network. The Company's international sales also benefited from the formation of wholly owned subsidiaries in Canada in April and in Australia in August of this year.

The Company's GROSS MARGIN improved during the third quarter of 1996 to 83.6% from 79.0% in the same quarter of 1995. Gross margin increased during the nine months ended September 30, 1996 to 82.4% from 78.4% in the same period of 1995. The enhancement in gross margin from the third quarter and the first nine months of 1995 is due to greater leveraging of manufacturing costs due to increased volume, higher margins due to changes in international distribution, and favorable shifts in the sales mix of certain products and sales programs.

SELLING, GENERAL, AND ADMINISTRATIVE (S,G,&A) EXPENSES were 48.4% of sales during the third quarter of 1996 compared with 47.3% during the third quarter of 1995. The increase in S,G,&A expenses for the quarter as a percentage of sales relates mostly to expenses incurred by KSD and, to a lesser extent, the new subsidiaries in Canada and Australia. S,G,&A expenses were 47.9% of sales for the nine months ended September 30, 1996 compared with 47.6% for the same period of 1995. This increase in S,G,&A expenses as a percentage of sales relates to international subsidiaries formed in 1996.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES totaled $4.3 million or 6.8% of net sales, for the third quarter of 1996, compared with $3.4 million or 7.3% of net sales, for the third quarter of 1995. For the first nine months of 1996, research and development expenses were $11.8 million or 6.8% of net sales compared to $10.4 million or 7.7% of sales for the same period of 1995. These costs are incurred as the Company continues to enhance existing product lines and develop new and complementary products for use in spinal surgery, such as the interbody fusion devices, biological products for use in spinal reconstruction, and products related to frameless stereotactic surgery in the spinal and neurological fields of use. These expenditures demonstrate the Company's continued commitment to the pursuit of applying new medical technologies to product opportunities.

In the first quarter of 1995, the Company recorded a $45.3 million one-time LICENSE AGREEMENT ACQUISITION CHARGE to earnings (which represents the net present value of $50.0 million of payments due under the terms of the license agreement between the Company and Genetics Institute (the "G.I. Agreement") plus related transaction costs) to reflect the acquisition of exclusive North American rights to Genetics Institute's recombinant human bone morphogenetic protein (rhBMP-2) for spinal applications.

For the quarter ended September 30, 1996, the Company recorded OTHER EXPENSE of $339,000, which was primarily due to foreign exchange losses, compared with OTHER INCOME of $174,000 recorded during the third quarter of 1995, which was mostly a result of interest income on investments. For the nine months ended September 30, 1996 and 1995, the Company recorded OTHER INCOME of $731,000, and $2.8 million, respectively. Other income was higher during the first nine months of last year due mainly to the reversal of certain risk provisions and greater foreign exchange gains.

INTEREST EXPENSE for the quarters ended September 30, 1996 and 1995, was $1.1 million and $681,000, respectively. Interest expense was higher during the third quarter of 1996 compared with the prior year due to interest expense on increased borrowings against the Company's credit facilities occurring principally as a result of the acquisitions described above in the overview section. For the nine months ended September 30, 1996 and 1995, interest expense was $2.7 million and $2.0 million, respectively. There was no interest incurred under the G.I. Agreement during the first quarter of 1995.

The Company's effective INCOME TAX RATES were 30.5% and 28.5%, respectively, for the quarter and nine months ended September 30, 1996. The effective rate for the third quarter of 1995 was 20.3% and the effective rate of the net tax benefit for the nine months ended September 30, 1995 was 66.1%. The tax benefit of $8.9 million recorded during the first nine months of 1995 resulted primarily from the one-time license agreement acquisition charge to earnings of $45.3 million described above in connection with the acquisition of exclusive rights from Genetics Institute. Without the $45.3 million one-time charge, the tax expense for the first nine months of 1995 would have been $7.0 million or a 21.8% effective tax rate. The difference between the Company's effective and statutory tax rates for both the quarter and nine months ended September 30, 1996 and 1995 resulted primarily from the impact of the effects of certain elections made for U.S. tax purposes following the combination of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. The effective tax rates for the quarter and nine months ended September 30, 1996, were higher than the same periods of 1995 (without the one-time charge for the nine months ended September 30, 1995) primarily due to higher pre-tax income and greater taxable income in jurisdictions with higher tax rates. Higher future pre-tax income could lead to higher future effective tax rates. At September 30, 1996, the balance sheet of the Company reflected a net deferred tax asset of $21.7 million, which resulted primarily from the one-time license agreement acquisition charge. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

Management believes that inflation has not had a material impact on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and the Company's revolving line of credit are the principal sources of funding available for the growth of the business, including working capital, additions to property, plant and equipment as well as debt service requirements and required contractual payments. Cash, cash equivalents and short-term investments totaled $6.4 million at September 30, 1996, compared with $13.3 million at December 31, 1995.

In connection with the formation of KSD in February 1996, the Company made a $15.0 million prepayment of commissions to KPC. During the next twelve months, the Company plans to make additional prepayments of commissions to KPC totaling an estimated $8.0 to $10.0 million.

In connection with the G.I. Agreement, the Company has recorded a liability of $23.0 million at September 30, 1996, which represents the present value of the $25.0 million in remaining scheduled payments. Of this amount, $7.0 million is classified as long-term debt and $16.0 million is reflected as a current liability, representing the principal portion of the $17.5 million payable on June 30, 1997. The final payment of $7.5 million is due in June of 1998.

The Company's working capital decreased $30.8 million during the first nine months of 1996. The change in working capital was primarily due to the payments required in connection with the acquisitions of SNT, MedNext, Inc., and certain net assets of TiMesh, Inc., the prepayment of commissions to KPC, the $12.5 million payment due under the G.I. Agreement and the $6.2 million increase in the current portion of the Genetic's Institute obligation. These uses of working capital were partially offset by favorable cash flows from ongoing operations. Net accounts receivable increased $8.9 million from December 31, 1995, due primarily to the increase in net sales. Inventories and loaner set inventories increased $8.2 million due to additional inventory acquired in connection with the 1996 acquisitions described above, stocking levels required for recently formed subsidiaries, and the manufacture of loaner set inventories in preparation for new sales and marketing programs. Other receivables increased $9.4 million from the Company's previous year-end, primarily due to amounts recoverable from the Company's insurance carriers relative to expenses incurred in connection with product liability litigation.

Additions to property, plant and equipment during the first nine months of 1996 of $5.3 million were related to capital assets acquired in the formation and acquisition of new subsidiaries and other capital expenditures necessary to support the Company's manufacturing and distribution operations. Net intangible assets increased by $38.9 million from December 31, 1995, primarily due to the intangible assets relative to the acquisitions of SNT, MedNext, Inc. and certain net assets of TiMesh, Inc.

The Company has committed lines of credit totaling approximately $57.8 million. At September 30, 1996, $40.1 million was outstanding under the Company's credit facilities. The committed lines of credit consist primarily of a $50.0 million uncollateralized revolving line of credit with a U.S. bank which is renewable annually and matures October 15, 1997. The Company has the option to convert the debt outstanding under this revolving line of credit to a term loan, amortized on a quarterly basis over a term of up to three years.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

The Company's future operating results and financial condition are subject to risks and uncertainties, including (without limitation) the following matters:

Regulatory Clearances. The Company manufactures devices that are subject to regulations of the FDA and, in some cases, to regulations of foreign governmental authorities. In particular, such devices are subject to marketing clearance by the FDA before sales can be made in the United States. The process of obtaining marketing clearances can be time-consuming, and there can be no assurance that all necessary clearances will be granted to the Company with respect to new devices or that the FDA review will not involve delays adversely affecting the marketing and sale of new products and devices by the Company. The enforcement of FDA regulations depends heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The Company cannot predict the extent or impact of future foreign, federal, state or local legislation or regulation.

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

Product Liability; Insurance. In recent years, physicians, hospitals, and other participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice or product liability or asserting related legal theories, many of which involve large claims and significant defense costs. As described in Part II, Item 1, "Legal Proceedings," the Company is involved in product liability litigation. There can be no assurance that additional claims will not be asserted against the Company in the future. The Company currently maintains liability insurance intended to cover such claims, although there can be no assurance that the coverage limits of such insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim brought against the Company in excess of insurance coverage could have a material adverse effect upon the Company and the financial condition, results of operations and cash flows of
the Company.   Claims against the Company, regardless of their merit or
eventual outcome, may also have a material adverse effect upon the reputation and business of the Company. See Part II, Item 1, "Legal Proceedings."

Competition. Worldwide, there are a number of firms producing spinal implant devices. The Company currently competes with a number of firms with financial, marketing and technical resources comparable to or greater than those of the Company. Because of the growth of the number of spinal fusion procedures performed in recent years, a number of companies, including those active in producing various orthopaedic and neurological products and having financial, marketing and technical resources significantly greater than those of the Company, have begun producing spinal implant devices. The Company anticipates that additional companies may also begin such production.

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

                 PRODUCT LIABILITY LITIGATION

                 Multidistrict Litigation:

                 In 1994, the Company and other spinal implant manufacturers were named as defendants in purported class action product liability lawsuits in various federal courts throughout the country alleging that plaintiffs were injured by spinal implants manufactured by the Company and others. On August 4, 1994, the Federal Judicial Panel on Multidistrict Litigation ordered that all federal court lawsuits then existing be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the Federal District Court for the Eastern District of Pennsylvania in Philadelphia. Federal court lawsuits filed after August 4, 1994 have also been transferred to and consolidated in the Eastern District of Pennsylvania. On February 22, 1995, Chief Judge Emeritus Louis C. Bechtle denied class certification. The federal court lawsuits before Judge Bechtle will remain coordinated for further pretrial purposes but are individual lawsuits. As anticipated and previously disclosed, as a result of the denial of class certification by Judge Bechtle, a large number of additional plaintiffs have filed lawsuits alleging injuries caused by spinal implants manufactured by the Company. To date, approximately two thousand eight hundred (2,800) plaintiffs have filed lawsuits against the Company, with a few also naming as defendants various officers and directors of the Company. Also, plaintiffs' lawyers have filed several lawsuits involving approximately two thousand eight hundred fifty (2,850) claimants alleging a conspiracy theory among doctors, manufacturers (including the Company), hospitals, teaching institutions, professional societies and others to promote in violation of applicable law the use of spinal implants. Some plaintiffs have filed individual lawsuits, whereas other lawsuits list multiple plaintiffs or in certain instances multiple lawsuits have been filed on behalf of the same individual plaintiffs. On August 22, 1996, Judge Bechtle dismissed without prejudice plaintiffs' conspiracy claims.
                 The Company anticipates that most plaintiffs asserting these conspiracy claims will file amended or new complaints, but it is not possible at this time to estimate precisely how many of these conspiracy complaints will be reasserted or the number of additional plaintiffs that may file lawsuits.

                 The majority of such lawsuits were filed in federal courts throughout the country and are in the preliminary stages. Discovery proceedings, including the taking of depositions, have been ongoing in certain of the lawsuits that were first to be filed. Discovery in certain cases filed later may begin in the fourth quarter of this year. A number of the plaintiffs are having their lawsuits returned to the state court in Memphis, Tennessee. It is anticipated that the Memphis, Tennessee state court judge will establish a schedule for case management and discovery. The trials of a number of lawsuits involving individual plaintiffs are scheduled to begin in the first six months of 1997, although delays in trial dates are common. Although plaintiffs have advanced claims under many different legal theories, the essence of plaintiffs' claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of FDA rules and regulations (governing marketing and labeling), that pedicle fixation has not been proven safe and efficacious in the context of FDA labeling standards and that plaintiffs have suffered a variety of injuries as a result of the use of the systems for pedicle fixation. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the courts in which such cases are filed.

                 On April 8, 1996, Judge Bechtle issued a ruling that would have resulted in the dismissal of many of the claims existing against the Company in the multidistrict litigation. Judge Bechtle's ruling granted defendant AcroMed Corporation's motion for summary judgment on claims involving failure to warn, manufacturing, design and testing defects, implied warranty, negligence and defect per se. (AcroMed Corporation is a spinal implant manufacturer and a defendant in various of the cases pending in the multidistrict litigation). The Court held that under applicable Third Circuit precedent, all of these claims were expressly preempted by the medical device provisions of the Food, Drug and Cosmetic Act ("FDCA"). The Court's ruling left only claims for breach of express warranty and unlawful promotion (excluding device labeling) as a basis for a federal court lawsuit involving spinal implants. The Court further provided that plaintiffs may seek reinstatement of some or all of the dismissed claims if the U.S. Supreme Court's decision in Lohr v. Medtronics altered the existing Third Circuit law on federal preemption. On June 26, 1996, the Supreme Court ruled in Lohr v. Medtronics that the preemption provision contained in the medical device amendments of the FDCA does not expressly preempt state tort causes of actions. On the basis of this decision the plaintiffs have sought reinstatement of all claims previously dismissed by Judge Bechtle's April 8, 1996 ruling and the Company expects that those claims will be reinstated. The ruling in Lohr v. Medtronics also applies to all pending state court cases.

                 Tennessee and Oregon Product Liability Actions:

                 In January 1995, the Company and other spinal implant manufacturers, doctors and a hospital were named defendants in a purported class action product liability lawsuit filed in Nashville, Tennessee state court. This lawsuit is limited to those individuals whose surgeries were performed at one specific hospital. Class certification has been denied by the trial judge in Nashville. Discovery has only recently begun in these individual cases. In October 1995, the Company was served with a Portland, Oregon state court complaint that purported to be a class action. This Oregon complaint alleged, among other things, injury based upon various legal theories. In March 1996, the plaintiffs in this Oregon case withdrew the class allegations. Discovery has begun in these individual cases. In these Tennessee and Oregon actions, plaintiffs, who seek relief in the form of monetary damages of unspecified amounts, are continuing their lawsuits as individual cases.

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

                 While the aggregate monetary damages eventually sought by all of these plaintiffs and the related costs to defend such actions may be substantial and could exceed the limits of the Company's various insurance policies, the Company believes that it has affirmative defenses, including, without limitation, defenses based upon the expiration of the applicable statute of limitations, the learned intermediary defense and the failure of a cause of action to exist where no malfunction of the implant has occurred or the plaintiff has suffered no injury attributable to the Company's product. The Company has and will continue to assert the affirmative defenses primarily through the filing of dispositive motions. As noted above, the Company also believes that all of these individual lawsuits are without merit.

                 SECURITIES LAWS ACTIONS

                 Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in Federal District Court in Memphis, Tennessee. Four of the lawsuits purport to be class actions. All of the lawsuits have been consolidated into one case in Federal District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleges that the defendants made false and misleading statements and failed to state material facts to the investing public and seeks money damages. The alleged securities law violations are premised on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former United States distributor of Sofamor products, National Medical Specialties, Inc. ("NMS"). The allegations relating to illicit and illegitimate sales of product are, for the most part, copied from product liability complaints filed against the Company and other manufacturers currently being coordinated in Federal District Court for the Eastern District of Pennsylvania which are referred to above. The allegations of improper sales relate to one of the Company's selling programs which has been publicly disclosed since May 1991.
                 The allegations concerning NMS relate to the termination of the NMS distribution agreement covering Sofamor products in the United States. On October 3, 1995, the Federal District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. The plaintiffs have appealed the dismissal, and oral arguments relating to this appeal were heard on October 22, 1996 by the United Stated Court of Appeals for the Sixth Circuit.

                 SPANISH DISTRIBUTOR ACTION

                 In late September 1994, a Magistrate of the Commercial Court in Paris ruled in favor of a former Spanish distributor of Sofamor's products on a claim of wrongful termination of the distribution agreement in 1992. Prior to the Combination, an accrual was established, with a related charge to earnings, for this pending litigation. On the Combination date in June 1993, the Company also established a separate indemnity with respect to potential losses resulting from such lawsuit and placed in escrow shares issued to the former Sofamor shareholders pending the outcome of this lawsuit. The $3.0 million award (including interest) rendered by the French Magistrate exceeded the pre-established accrual. As a result, the Company recorded an expense of $2.2 million for the non-recurring litigation award during the third and fourth quarters of 1994. The Company and the former distributor have each appealed this ruling. The appeal process requires a retrial of all issues and is currently scheduled for the fourth quarter of 1997.

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

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibit No.     Description                                      Page
         -----------     -----------                                      ----
             27          Financial Data Schedule (For SEC use only)        27

b)       Reports on Form 8-K
         -    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SOFAMOR DANEK GROUP, INC.
                                        -------------------------
                                               (Registrant)


DATE:    November 12, 1996              BY:  /s/      E. R. Pickard
         -----------------                   ------------------------------
                                             E.R. Pickard
                                             Chairman, Chief Executive Officer
                                             and Director
                                             (Principal Executive Officer)



DATE:    November 12, 1996              BY:  /s/     Laurence Y. Fairey
         -----------------                   ------------------------------
                                             Laurence Y. Fairey
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)