Form 10-K
period 1996-12-31
SOFAMOR DANEK GROUP INC
filed 1997-03-21
CIK 873730

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------
                                   FORM 10-K
 (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1996
                          ------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    ------------

                       Commission file number  000-19168

                           SOFAMOR DANEK GROUP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Indiana                                    35-1580052
--------------------------------------           --------------------------
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    1800 Pyramid Place, Memphis, Tennessee                  38132
---------------------------------------------    --------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (901)  396-2695
                                                    ---------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock, no par value          New York Stock Exchange
----------------------------------   ------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      ------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     At February 28, 1997, based on the closing sales price of the Common Stock, as reported on the New York Stock Exchange, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $753,605,368.

     At February 28, 1997, there were 24,564,306 shares of registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Certain exhibits to registrant's Form S-1 Registration Statement No. 33-39593, registrant's Annual Report on Form 10-K for the fiscal years ended December 31, 1991, 1992, 1993, 1994 and 1995 and registrant's Form S-4 Registration Statement No. 33-63040 are incorporated by reference in Part IV of this Form 10-K.

                               TABLE OF CONTENTS
                                      AND
                             CROSS REFERENCE SHEET


         PAGE NUMBER
         -----------
PART I       Item 1.      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
                             Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
                             Use of Spinal Implants . . . . . . . . . . . . . . . . . . . . . .    2
                             Principal Products . . . . . . . . . . . . . . . . . . . . . . . .    2
                             Marketing and Distribution . . . . . . . . . . . . . . . . . . . .    4
                             Manufacturing and Quality Control  . . . . . . . . . . . . . . . .    4
                             Research and Product Development . . . . . . . . . . . . . . . . .    5
                             New Product Opportunities  . . . . . . . . . . . . . . . . . . . .    5
                             Government Regulations . . . . . . . . . . . . . . . . . . . . . .    6
                             Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
                             Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
                             Patents, Trademarks and Copyrights . . . . . . . . . . . . . . . .    8
                             Royalty and Other Payments . . . . . . . . . . . . . . . . . . . .    9
                             Raw Materials  . . . . . . . . . . . . . . . . . . . . . . . . . .    9
                             Principal Customers  . . . . . . . . . . . . . . . . . . . . . . .    9
                             Environmental  . . . . . . . . . . . . . . . . . . . . . . . . . .    9
                             Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
             Item 2.      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
             Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .   10
             Item 4.      Submission of Matters to a Vote of Security Holders . . . . . . . . .   13
             Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . .   13

PART II      Item 5.      Market for Registrant's Common Equity and Related
                             Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . .   15
             Item 6.      Selected Consolidated Financial Data  . . . . . . . . . . . . . . . .   16
             Item 7.      Management's Discussion and Analysis of Results of
                             Operations and Financial Condition . . . . . . . . . . . . . . . .   17
             Item 8.      Financial Statements and Supplementary Data . . . . . . . . . . . . .   24
             Item 9.      Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure  . . . . . . . . . . . . . . .   45

PART III     Item 10.     Directors and Executive Officers of the Registrant  . . . . . . . . .   45
             Item 11.     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . .   45
             Item 12.     Security Ownership of Certain Beneficial Owners
                             and Management . . . . . . . . . . . . . . . . . . . . . . . . . .   45
             Item 13.     Certain Relationships and Related Transactions  . . . . . . . . . . .   46

PART IV      Item 14.     Exhibits, Financial Statement Schedules and Reports
                             on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .   46


                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW*

Sofamor Danek Group, Inc. is primarily engaged in the development, manufacturing and marketing of spinal implant devices which are used in the surgical treatment of spinal conditions such as degenerative diseases, deformities and trauma. The objective of spinal implants is to facilitate fusion of elements of the spine. Demand for the Company's products is affected by both the number of spinal fusions performed and the percentage of these operations which utilize spinal implants.

The Company is an Indiana corporation formed in 1983. The Company changed its name from Biotechnology, Inc. to Danek Group, Inc. in August 1990, and from Danek Group, Inc. to Sofamor Danek Group, Inc. in June 1993. Sofamor Danek Group, Inc.'s principal offices are located at 1800 Pyramid Place, Memphis, Tennessee 38132, and its telephone number is (901) 396-2695. As used in this Report, unless the context indicates otherwise, Sofamor Danek Group, Inc. and its subsidiaries are collectively referred to as the "Company" and, unless otherwise indicated, all subsidiaries are wholly owned. "Sofamor" and "Danek" are trademarks of the Company.

The executive offices, administrative offices and U.S. distribution facility of the Company are located in Memphis, Tennessee, and its U.S. manufacturing operations are conducted near Warsaw, Indiana, Broomfield, Colorado, West Palm Beach, Florida and Las Vegas, Nevada. The Company also has a major manufacturing and distribution facility in Rang-du- Fliers, France and distributes its products primarily through its subsidiaries in France, Germany, Spain, Italy, Hong Kong, Japan, the Benelux region, Australia, Korea, Puerto Rico and Canada.

The Company's principal products include the TSRH(R) Spinal System, the Cotrel-Dubousset line of products and the ORION(TM) Anterior Cervical Plate System (the "ORION System"). The TSRH components are part of a specialized system of support rods and locking bolts which the Company believes allows for increased torsional and axial spinal support. The Cotrel-Dubousset ("CD") line of products include the CD(TM) Spinal Instrumentation System ( the "CD System"), Compact CD System (the "CCD(TM) System") and the CD HORIZON(TM) Spinal System (the "CD HORIZON System"). The CD System includes spinal rods, hooks, and transverse traction devices which lock implants together and is principally used to treat conditions of the spine in the thoracic and lumbar regions. The CCD System is principally for ease of use by the surgeon when treating spinal conditions of the lumbar and sacral spine and incorporates many of the same type of components found in the CD System. The CD HORIZON System combines new types of hooks and screws with components of several other systems to treat various spinal conditions. The ORION System consists of plate and screws and is used to treat conditions of the anterior cervical spine. Additional new products are now under development. (See "Business-- New Product Opportunities.")

The Company expanded its product line in 1996 with the acquisition of MedNext, Inc., Surgical Navigation Technologies, Inc. and certain net assets of TiMesh Inc. MedNext's product line consists of a high-speed pneumatic drill, accessory equipment and disposable burs for surgical specialties. Surgical Navigation's product line consists

-----------------------------
* Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein, including (without limitation) those discussed in "New Product Opportunities," "Government Regulations," "Insurance," "Legal Proceedings" and "Management's Discussion and Analysis of Results of Operations and Financial Condition", are forward-looking statements that involve risks and uncertainties, including (without limitation) the timely development and acceptance of new products, the impact of competitive products, the timely receipt of regulatory clearances required for new products, the regulation of the Company's products generally, the disposition of certain litigation involving the Company and the other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. For information regarding potential factors that could affect the Company's operating results and financial condition see "Factors That May Affect Future Operating Results and Financial Condition" contained in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" of this Annual Report on Form 10-K. The description of products or proposed products and technologies in this Annual Report on Form 10-K is not intended nor should be construed as labeling for the Company's products. Readers should not rely on this document for decisions to purchase, indications in use, and/or instructions in use, and should see, read and follow all package inserts accompanying the Company's products.

of frameless stereotactic surgical products relating to the spinal and neurological fields. The Timesh product line includes titanium plates and alloy screws used to treat conditions in the cranial (head and facial) region.

The Company's strategy is to continue its focus on product development and marketing to its worldwide customer base. The Company markets its products in the U.S. to spinal surgeons through its network of approximately 180 independent commissioned sales representatives. Prior to July 1, 1994, the CD System and CCD System were sold in the U.S. by an independent third-party distributor. (See
Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Overview"). The Company markets its products internationally to spinal surgeons in approximately 65 countries primarily through a network of independent distributors and agents. In France, Germany, Spain, Italy, Hong Kong, Japan, the Benelux region, Australia, Korea, Puerto Rico and Canada, the Company's subsidiaries distribute products.

USE OF SPINAL IMPLANTS

Spinal fusions are performed to treat diseases and conditions such as the following:

          DEGENERATIVE DISEASES. Typically occurring in mature adults, degenerative diseases of the spine can result in immobility, pinched nerves and associated pain for the patient.

          DEFORMITIES. Deformities, unless treated at a young age, can prevent proper growth of the spine and can be life threatening if allowed to progress. Spinal implants straighten the spine to allow for proper alignment of internal organs.

          TRAUMA. The typical cause of traumatic spinal conditions is automobile accidents.

Spinal implants are used to facilitate the fusion of two or more vertebrae in the spine. The potential benefit of a spinal implant is increased spinal stability in order to facilitate fusion of the vertebrae. A surgeon's decision to treat a spinal condition with an implant is based on many factors. The relative severity of the patient's condition, such as the degree of the curvature of the spine, is assessed against the potential risks and benefits of the spinal operation. The age of the patient, the patient's medical history and the physical condition of the patient (i.e., the ability to withstand surgery) are all important considerations in deciding which treatment path to implement.

Until the mid-1980's, surgeons had limited implant options for treating spinal conditions. Surgeons treating spinal conditions either did so without implants or utilized basic implant devices. These devices often did not, however, sufficiently immobilize the spine, and thus limited the fusion rate and efficacy of the procedures. In seeking better alternatives for spinal fusions, surgeons began to use implants designed primarily to provide greater structural support for the spine, which would enhance the healing process. Over the last several years, clinical studies have shown that surgeries using spinal implants are more effective in immobilizing the spine than surgeries in which implants are not used.

PRINCIPAL PRODUCTS

TSRH(R) SPINAL SYSTEM.

The TSRH Spinal System traces its origins to research conducted at the Texas Scottish Rite Hospital in Dallas, Texas and is used primarily to treat patients afflicted with scoliosis or deformities of the spine. The Company manufactures and distributes the TSRH Spinal System under agreements pursuant to which the Company has received the exclusive worldwide rights to the products in exchange for an agreement to pay a percentage of net sales of the products. Sales of the TSRH Spinal System accounted for 33% of the Company's consolidated sales in 1996, 38% in 1995 and 43% in 1994. "TSRH" is a trademark of the Company.

In 1989, the Company introduced the TSRH Spinal System at the American Academy of Orthopaedic Surgeons' annual meeting and began shipments of the product. The system consists of specialized hooks, plates and screws that are attached to rods through locking bolts. There are special configurations of the system available to address specific applications such as pediatric surgery and adult lumbar surgery. This system is marketed in the U.S. as a spinal device system. (See "Business--Government Regulations.")

The Company has added enhancements to the TSRH Spinal System, including the Variable Angle Screw, Central Post Hook, Lateral Offset Plate, Open Eyebolt, and Top Tightening components. The Variable Angle Screw provides flexibility in screw placement in relation to the spinal rod. Similarly, the Central Post Hook offers versatility in hook placement. The Lateral Offset Plate allows variations in the lateral distance between a hook or sacral screw and the spinal rod. The Open Eyebolt can be used when an eyebolt must be added after all hooks and CROSSLINK(R) plates are in place. The Top Tightening components incorporate T-bolts, hooks, sacral/iliac screws, and staples into a comprehensive spinal implant system. These enhancements provide interchangeability of components and improved ease of use for surgeons. The TSRH Spinal System is covered by various patents.

COTREL-DUBOUSSET LINE OF PRODUCTS.

The Cotrel-Dubousset line of products traces its origin to the development of the CD System by Dr. Yves Paul Cotrel in cooperation with Sofamor, S.N.C. ("Sofamor"), a subsidiary of the Company, and with the assistance of Professor Jean Dubousset. Sales of the Cotrel-Dubousset line of products accounted for 23% of the Company's consolidated sales in 1996, 26% in 1995 and 30% in 1994.

         COTREL-DUBOUSSET SPINAL INSTRUMENTATION SYSTEM. The CD System was introduced in 1984 following years of development by Dr. Yves Paul Cotrel in cooperation with Sofamor and with the assistance of Professor Jean Dubousset. The CD System was designed primarily to treat patients afflicted with spinal deformities and fractures of the spine in the thoracic and lumbar regions. The principal components of the CD System include spinal rods, hooks, sacral screws and transverse traction devices which lock implants together and a wide range of instruments used to position and secure the implants.

         COMPACT COTREL-DUBOUSSET SYSTEM. In response to the growing utilization of spinal instrumentation in the treatment of degenerative diseases, Sofamor developed the CCD System. The CCD System was designed principally for the treatment of degenerative spinal conditions of the lumbar and sacral spine.

         CD HORIZON(TM) SPINAL SYSTEM. The CD HORIZON System combines new types of hooks and screws with components of several other systems for the treatment of various spinal conditions.

Each of the CD, CCD and CD HORIZON Systems is marketed in the U.S. as a spinal device system and is covered by various patents; "CD," "CCD" and "CD HORIZON" are trademarks of the Company. (See "Business--Government Regulations.)

ORION(TM) ANTERIOR CERVICAL PLATE SYSTEM. The ORION Anterior Cervical Plate System was introduced in 1994 following development in 1992 by the Company with the assistance of Gary L. Lowery, M.D., Ph.D. This system is indicated for use in stabilizing the anterior cervical spine during the development of a solid spinal fusion in patients with degenerative diseases, traumatic fractures, and tumors. The system consists of a plate and screws which attach to the anterior cervical spine (front part of the neck). The Company manufactures and distributes the ORION System under agreements pursuant to which the Company obtained the exclusive worldwide rights to the products in exchange for an agreement to pay a percentage of the net sales of the products. This system is marketed in the U.S. as a spinal device system. (See "Business--Government Regulations.") The ORION Anterior Cervical Plate System accounted for 10% of the Company's consolidated sales in 1996, 8% in 1995 and 3% in 1994. The system is covered by various patents; "ORION" is a trademark of the Company.

MARKETING AND DISTRIBUTION

The Company's products currently are used in hospitals and clinics throughout the U.S. These hospitals and clinics (and their surgeons) are served by a network of approximately 180 independent commissioned sales representatives. Prior to July 1, 1994, the CD System and CCD System were sold in the U.S. by an independent third-party distributor. (See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Overview.") The Company's direct marketing and distribution activities in the U.S. are performed primarily from Memphis, Tennessee through Danek Medical, Inc. ("Danek Medical"), a subsidiary that the Company acquired in 1985. Danek Sales Corporation, a subsidiary of the Company, provides marketing support in the U.S. In meeting the needs of hospitals and clinics, the Company offers various instrument and implant purchase alternatives. For example, one implant purchase alternative is often referred to as a "loaner program" whereby a complete implant system is shipped overnight for next-day surgery. The customer is charged only for the components used, and a premium over the published list price is charged to defray the additional cost of the program.

Internationally, the Company distributes its products primarily through Company subsidiaries in France, Germany, Italy, Spain, Hong Kong, Japan, the Benelux region, Australia, Korea, Puerto Rico and Canada. Sofamor is responsible for the marketing and distribution of the Company's products in France. In Germany, Sofamor Danek GmbH ("Sofamor Germany"), a subsidiary, directly sells the Company's products. Sofamor Danek Asia Pacific Ltd., a subsidiary, is responsible for marketing support and direct selling in Hong Kong and China. The Company also has subsidiaries in Milan, Italy (Sofamor Danek Italia S.r.l.) and in Madrid, Spain (Sofamor Danek Iberica S.A.), each of which is responsible for selling to customers directly and, in the case of Sofamor Danek Italia, S.r.l., to regional distributors as well. Sofamor Danek Benelux, a majority-owned sales and distribution subsidiary, markets products in Belgium, The Netherlands and Luxembourg. The Company's subsidiary in Japan, Kobayashi Sofamor Danek K.K., is co-owned by the Company and Kobayashi Pharmaceutical Co., Ltd., the Company's distributor in Japan; however, the Company controls the financial and operational direction of the subsidiary. The Company sells the products it manufactures to its subsidiary, Kobayashi Sofamor Danek K.K., which, in turn, resells the product in Japan at near retail prices through Kobayashi Pharmaceutical's distribution network. The Company's subsidiary in Korea, Danek Korea Co., Ltd., is co-owned by the Company and Joint Medical Company, the Company's distributor in Korea; however, the Company controls the financial and operational direction of the subsidiary. The Company sells the products it manufactures to its subsidiary, Danek Korea Co., Ltd., which, in turn, resells the products in Korea at near retail prices through Joint Medical Company's distribution network. The Company also has subsidiaries in Australia (Sofamor Danek Australia Pty. Ltd.), Canada (Sofamor Danek Canada, Inc.) and Puerto Rico (Sofamor Danek Puerto Rico, Inc.), each of which is responsible for selling to customers directly or, in certain cases, to regional distributors in their respective countries. Products are distributed to other countries through independent distributors and agents. The independent distributors have contractual distribution rights to geographical territories in which they have established organizations.

International sales have amounted to $82,298,000 and $62,474,000, representing approximately 34% and 33% of total sales in 1996 and 1995, respectively.

The Company's backlog of firm orders is not considered material to an understanding of its business.

MANUFACTURING AND QUALITY CONTROL

The Company's products are manufactured in the U.S. primarily by the Company's subsidiary, Warsaw Orthopedic, Inc. ("Warsaw Orthopedic"), which the Company acquired in 1983. Warsaw Orthopedic is located near Warsaw, Indiana. The Company's products are also manufactured by its subsidiaries, Surgical Navigation Technologies, Inc., located in Broomfield, Colorado, MedNext, Inc. of West Palm Beach, Florida and Sofamor Danek Nevada, Inc., which is located in Las Vegas, Nevada. As a medical device manufacturer, the Company is subject to stringent "good manufacturing practices" and regulations as stipulated by the Food and Drug Administration ("FDA"). (See "Business--Government Regulations.") The Company has installed computer controlled machinery in its manufacturing operations, resulting in greater flexibility in the manufacturing process and enabling the Company to be cost efficient. The Company also utilizes comprehensive, integrated MIS (management information system) software for production, planning and scheduling. The Company employs a broad range of inspection and quality assurance standards. The Company utilizes in-process testing and inspection methods in the manufacturing process to produce quality products. The design and layout of the Company's manufacturing facilities affords the Company flexibility to increase production capacity. Outside the U.S., product manufacturing is done primarily by Sofamor, located in Rang-du- Fliers, France. Some of the manufacturing outside the U.S. is performed by subcontractors. Sofamor has a 33.75% equity investment in one of the subcontractors.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's U.S. and European research and product development activities are carried on by Danek Medical in Memphis, Tennessee, MedNext, Inc. in West Palm Beach, Florida, Sofamor Danek Nevada, Inc. in Las Vegas, Nevada, Surgical Navigation Technologies, Inc. in Broomfield, Colorado and by Sofamor in its Paris, France office. These departments, with over 60 engineers, have significant experience in biomedical product design and are divided into functional groups, focusing on key product groups. The Company has continued to expand its CAD/CAM (computer assisted design/computer assisted manufacturing) capabilities internationally, as well as its functional testing programs. The Company has also expanded its activities in the area of clinical trials and the manufacturing of special order implants for products used outside the U.S.

In addition, the Company has continued to integrate projects among all its development groups in order to leverage its resources while enhancing its time to market on a global basis. The Company incurred research and development expenses of approximately $15,926,000, $13,980,000 and $11,572,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NEW PRODUCT OPPORTUNITIES

The following new products are currently either under development or are being considered by the Company for possible future development.

BIOLOGICAL PRODUCTS FOR USE IN SPINAL RECONSTRUCTION.

In February 1995, the Company entered into a strategic alliance with Genetics Institute, Inc. ("Genetics Institute") to provide biological products for use in spinal applications. The products will use Genetics Institute's recombinant human bone morphogenetic protein (rhBMP-2) to induce bone growth necessary for the treatment of spinal disorders. The Company has obtained exclusive North American rights to these rhBMP-2 proprietary technologies and patents for spinal applications. Pursuant to the terms of the agreement, the Company will pay Genetics Institute $50 million over four years, of which $12.5 million was paid in each of 1995 and 1996. FDA review and approval, which will require the conduct of clinical trials, will also be necessary to market these biological products. The Company will purchase the rhBMP-2 product from Genetics Institute. The Company is considering a variety of different carriers for the Genetics Institute proteins. One potential carrier is a porous polymer to which the Company has obtained worldwide rights under an exclusive license. If this porous polymer carrier is utilized with rhBMP-2, royalty payments will be due to the owner of the polymer technology.

SPINAL FUSION IMPLANTS, INSTRUMENTS AND METHOD TECHNOLOGIES.

In January 1994, the Company acquired various patented technologies for an interbody fusion device used in the stabilization of the spine during a spinal fusion and discectomy. The Company has also entered into a licensing agreement for the worldwide rights to these patented technologies covering implants, instruments and methodologies for simultaneously performing a discectomy, a fusion and an internal stabilization of the spine. The Company sold the devices covered by the patented technologies internationally during 1996 and, after FDA authorization, will begin commercializing the devices in the U.S. The Company pays a royalty based on a percentage of the net sales of the devices.

OPEN PORE TANTALUM STRUCTURE MATERIAL.

In February 1995, the Company entered into an agreement with Implex Corporation under which the Company obtained the exclusive worldwide rights to certain patented proprietary material technologies for spinal applications. This material is used in the manufacture of the Company's interbody fusion devices for distribution outside the U.S. and, when authorized by the FDA, for U.S. distribution.

PROSTHETIC DISC PROGRAM.

The Company is actively evaluating various designs for the replacement of diseased and/or damaged discs. These designs are at various stages of development and would ultimately require pre-market approval by the FDA prior to marketing in the U.S.

There can be no assurances that the products described above in this section will be marketed or that FDA authorization will be received. Spinal implants and other related devices are typically rendered obsolete within a few years. While the Company maintains active research and development programs, there can be no assurance that it will be able to develop and introduce new products that will enable it to remain competitive in the future. (See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Operating Results and Financial Condition--Product Obsolescence.")

GOVERNMENT REGULATIONS

In the United States, the Company is subject to regulation by the FDA. FDA regulations govern the labeling, promotion and sale of medical devices and require the Company to maintain certain standards and practices with respect to the manufacturing and labeling of devices, the maintenance of certain records and medical device reporting. The Company's facilities and records are subject to FDA inspections.

The FDA is the agency responsible for the regulation of medical devices in the U.S. pursuant to the Food, Drug and Cosmetic Act (as amended by the 1976 Medical Devices Amendment), the Safe Medical Devices Act of 1990 (as amended in 1992), the regulations promulgated thereunder and guidance documents and instructions issued by the FDA. In general, prior to entering commercial distribution, medical devices must undergo FDA review, either pursuant to a Section 510(k) notification or a Pre-Market Approval ("PMA") application filed by the manufacturer of the device. A Section 510(k) notification is a filing submitted to demonstrate that the device in question and its labeling are "substantially equivalent" to "a legally marketed device" and its labeling. In contrast, a PMA must demonstrate that the device is safe and effective; it is a more complex submission that typically includes a two-year follow-up of a controlled human clinical study. Factors that dictate whether a Section 510(k) notification or a PMA is required include: whether the device and its labeling are "substantially equivalent" to a "legally marketed device" and its labeling. The process of obtaining marketing authorizations can be time consuming, and there can be no assurance that all the necessary authorizations will be granted to the Company with respect to new products and devices developed by the Company.

All of the Company's implants currently marketed in the U.S. are covered by
Section 510(k) notifications with limited exceptions, such as custom implants. As devices become increasingly innovative, it is difficult to establish that a device is "substantially equivalent" to another "legally marketed device" and thereby obtain Section 510(k) clearance for a new product. Additionally, as clarified by the Safe Medical Devices Act of 1990, the FDA could, and generally does, decide to require the submission of additional data. It is impossible to predict whether additional changes will be made in the Section 510(k) clearance practices and whether any such changes could have an adverse effect on the Company and its business. The Company cannot predict the extent or impact of future federal, state or local legislation or regulation.

Federal law provides that manufacturers can label and promote new medical devices only for indications that have been allowed by the FDA. The Company's
Section 510(k) clearances do not indicate use of any product for interpedicular segmental fixation (use of screws in the pedicle, a bony support structure, of the spine) other than for limited uses pursuant to Section 510(k) clearances that the Company began receiving in January 1995 (discussed further below). Since the FDA does not regulate the practice of medicine, physicians may use products for applications that have not yet been cleared by the FDA for such a labeling indication if such use is deemed in their medical judgment to be in the patient's best interests. Thus, as part of the practice of medicine, physicians may at their discretion and in the exercise of their medical judgment use any screws (or any other suitable products) for such fixation. Although this practice may continue in the future, the Company does not encourage nor can it predict such use.

In January 1995, the Company received Section 510(k) clearance to begin labeling and marketing the stainless steel version of the TSRH Spinal System for pedicle screw attachment only for treating selected patients with grade 3 or 4 severe spondylolisthesis of the fifth lumbar - first sacral (L5-S1) vertebral joint. The clearance is based on this spinal system having been found equivalent only to similar device systems labeled and intended for patients: (a) who have severe spondylolisthesis (grades 3 and 4) of the fifth lumbar - first sacral (L5-S1) vertebral joint; (b) who are receiving fusions using autogenous bone graft only;
(c) who are having the device fixed or attached to the lumbar and sacral spine; and (d) who are having the device removed after the development of a solid fusion mass. This clearance requires the addition of specific warnings to the labeling of the product. Since that time, many other systems offered by the Company have received clearance for similar labeling.

In May 1990, the Director of the FDA's Division of Compliance Operations for the Center for Devices and Radiological Health sent a letter to approximately 80 manufacturers and distributors of medical devices, including the Company, which advised that companies must not label, or in any way promote, devices to be used in the U.S. for pedicular screw attachment to, or fixation of, the vertebral column. The Company examined all of its literature and voluntarily recalled one brochure used to recruit clinical investigators. This recall was examined for effectiveness by the FDA beginning in May 1991 and found to be complete in February 1992. In August 1993, the Company and six other companies received warning letters from the FDA, primarily regarding the issue of supporting medical education programs where physicians "demonstrate" the use of screws in the pedicle of the spine. The Company responded to the warning letter, and no official response from the FDA has ever been received. In February 1995, the Company received a warning letter from the FDA regarding the wording in a Company press release and "Dear Doctor" letter relating to the January 1995
Section 510(k) clearance referred to above. The Company submitted a written response to the FDA on March 17, 1995 and took certain actions in response to the letter. The Company believes that it has taken all the appropriate actions possible regarding this matter.

With respect to a different but related matter, in April and June 1994, many orthopaedic companies received letters from the FDA stating that certain warning statements must appear on all labeling of certain devices. The Company believes it is complying with all labeling requirements for those devices in the U.S. that need such warning statements.

The Company cannot, however, rule out the possibility that the FDA could bring a regulatory action without further notice against the Company with respect to any of the matters referred to above. Such regulatory action might include, but would not be limited to, civil and/or criminal penalties, an injunction against any distribution in the U.S., seizure, fines, and/or recall of any Company product or labeling. The inability to continue to sell certain products could have a material adverse impact on the Company's business and financial condition.

The Company's products are also subject to regulation by foreign governmental and regulatory authorities. The Company believes that it has all necessary foreign authorizations where its products are sold. There can be no assurances that foreign regulatory requirements will not become more stringent in the future. In Europe, individual European Union ("EU") members have required compliance and testing for some devices (e.g., electromedical devices), but in most countries testing of implants has been voluntary.

A Medical Devices Directive (the "Directive") for the EU was adopted on June 14, 1993. Proof of compliance with the harmonized standards will be presumptive proof of compliance with the legal requirements in each EU member country. If compliance with the standards cannot be demonstrated or standards have not been issued for the product in question, the manufacturer will have to supply an application that proves the product is safe and effective. While there is uncertainty as to the specific national enabling legislation, the Company does not anticipate any special concerns uniquely applicable to the Company since this legislation affects all medical device manufacturers and distributors. There can be no assurance that new legislation will not cause delays or disruptions in the marketing of the Company's products in Europe. In 1995, the Company's Memphis, Warsaw and French facilities were ISO 9001 certified pursuant to the Directive. The Company believes it is well positioned to compete in the European market when the regulations take full effect in 1998.

All of the Company's products are prescription devices that are in the U.S. for sale only by or on the order of a physician. Neither this document nor any other communication to the financial community by the Company is intended or should be construed as labeling for the Company's products. Any learned intermediary or health care professional who reads this document or any other communication to the financial community should not rely on this document for decisions to purchase, indications in use and/or instructions in use. Instead, any health care professionals who may read this or any other Company document should see, read and follow all package inserts accompanying the Company's products. (See
Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Operating Results and Financial Condition--Regulatory Approvals.")

COMPETITION

Worldwide, there are many firms producing spinal implant devices. Because of the significant growth of the number of spinal fusion procedures performed in recent years, a number of companies, including those producing various medical devices and having financial, marketing and technical resources significantly greater than those of the Company, have begun to market and sell spinal devices. The Company anticipates that additional companies will also begin similar efforts.

The Company believes that it competes based on (i) the Company's participation, through medical symposia and seminars, in the education of surgeons in the cleared uses of implant products, (ii) the Company's emphasis on research and development, (iii) the introduction of new products and systems, (iv) the quality of the Company's products and their ease and versatility of use by surgeons, (v) the Company's association with spinal surgeons and (vi) the Company's focus on spinal products coupled with a solid infrastructure of experienced management personnel. (See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition-- Factors That May Affect Future Operating Results and Financial Condition--Competition.")

EMPLOYEES

The Company had approximately 810 employees at December 31, 1996. No U.S. employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. All of the employees outside the U.S. are covered by applicable industry collective bargaining agreements as may be required by government authorities in the respective countries where those employees are located. The Company has never experienced a work stoppage due to labor difficulties.

PATENTS, TRADEMARKS AND COPYRIGHTS

As of December 31, 1996, the Company owned or held licenses to 154 inventions covered by 232 patents and had 451 applications pending on 121 more inventions covering the full spectrum of its product lines in the U.S. and major countries throughout the world. In addition, the Company has acquired rights under various purchase, license or distribution agreements related to the design, manufacture and distribution of certain products and devices. (See "Business--Principal Products.") The Company has 38 registered trademarks and applications pending for registration on 36 other marks in the U.S. and other major countries throughout the world. The Company currently has six registered copyrights for certain of its product manuals and two other applications pending. (See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Operating Results and Financial Condition--Intellectual Property.")

ROYALTY AND OTHER PAYMENTS

The Company has agreements with certain unaffiliated entities which provide the Company with the rights to manufacture and market certain spinal system products developed by these entities. These agreements provide for payments ranging from 1% to 10% of the net selling prices (as defined by the agreements) of all products sold. These agreements are in force as long as the Company sells these products.

Royalty expenses and licensing fees made pursuant to the agreements referred to above during fiscal years 1996, 1995 and 1994 were approximately $6,768,000, $5,907,000 and $4,083,000, respectively.

RAW MATERIALS

Implant grade stainless steel and titanium alloy account for the majority of the Company's raw material purchases. There are multiple sources from which the Company may purchase this type of stainless steel and titanium alloy, and it is available within one to eight months of the time an order is placed. Titanium alloy provides less MRI (magnetic resonance image) interference during imaging of the patient during postoperative follow-up.

PRINCIPAL CUSTOMERS

The Company does not rely on any single hospital or clinic for a material portion of its business. The Company has over 4,000 hospital and clinic customers, none of which accounts for more than 2% of sales. Prior to July 1, 1994, the CD System and CCD System were distributed in the U.S. through an exclusive agreement with National Medical Specialty, Inc. ("NMS"). This customer accounted for 5% and 16% of the Company's total sales in 1994 and 1993, respectively.

In 1996, the Company formed a new subsidiary in Japan which is a joint venture co-owned by the Company and Kobayashi Pharmaceutical Co., Ltd., the Company's former distributor in Japan. This distributor accounted for 10%, 8% and 6% of the Company's total sales in 1996, 1995 and 1994, respectively. The Company sells the products it manufactures to its subsidiary, which, in turn, resells the products in Japan at near retail prices through Kobayashi Pharmaceutical's distribution network.

For information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas, see "Notes to Consolidated Financial Statements--Foreign Operations."

ENVIRONMENTAL

The Company believes it is in compliance in all material respects with all applicable environmental regulations and does not expect to require a material amount of capital expenditures in order to remain in compliance.

INSURANCE

The Company carries comprehensive and general liability insurance, as well as coverage for product liability. The Company also carries liability insurance coverage for directors and officers. Such directors' and officers' policy contains certain exclusions, including, but not limited to, certain claims by stockholders. (See Item 3, "Legal Proceedings" and Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition-Factors That May Affect Future Operating Results and Financial Condition--Product Liability; Insurance.")

ITEM 2.  PROPERTIES.

The Company's headquarters and primary U.S. distribution facility are located in Memphis, Tennessee. The Company utilizes a 60,000 square foot owned facility and 9,730 square feet of lease space for these functions. The Company is in need of additional office and distribution space at its Memphis location. The Company is currently considering the alternatives of constructing or leasing a new facility. The primary U.S. manufacturing operations for the Company are conducted in an 83,000 square foot plant located near Warsaw, Indiana, under a lease which expires December 31, 1999, with four one-year extensions available thereafter. Approximately 33,000 square feet of the Warsaw facility are currently not used by the Company. Management believes that the Company's Warsaw facility is suitable for its current use and adequate for the Company's operation for the foreseeable future. The Rang-du-Fliers, France location utilizes a 57,500 square foot facility situated on 10.8 acres of land owned by Sofamor, which also has approximately 16,000 square feet of leased office space in Paris used for marketing, sales, development and administrative activities. Subsidiaries of the Company have leased office space in Milan, Italy, Cologne, Germany, Epping, NSW, Australia, Seoul, Korea, San Juan, Puerto Rico, Mississauga, Canada, Saint Genis Laval, France, Hong Kong, Madrid, Spain, Tokyo and Osaka, Japan, Luxembourg City, Luxembourg, Broomfield, Colorado, Las Vegas, Nevada, and West Palm Beach, Florida.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved from time to time in litigation on various matters which are routine to the conduct of this business, including product liability and intellectual property cases.

PRODUCT LIABILITY CASES

Multidistrict Litigation:

In 1994, the Company and other spinal implant manufacturers were named as defendants in purported class action product liability lawsuits in various federal courts throughout the country alleging that plaintiffs were injured by spinal implants manufactured by the Company and others. On August 4, 1994, the Federal Judicial Panel on Multidistrict Litigation ordered that all federal court lawsuits then existing be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Federal court lawsuits filed after August 4, 1994 have also been transferred to and consolidated in the Eastern District of Pennsylvania. On February 22, 1995, Chief Judge Emeritus Louis C. Bechtle denied class certification. The federal court lawsuits before Judge Bechtle will remain coordinated for further pretrial purposes but are individual lawsuits. As previously disclosed, as a result of the denial of class certification by Judge Bechtle, a large number of additional plaintiffs have filed lawsuits alleging injuries caused by spinal implants manufactured by the Company. To date, approximately two thousand eight hundred (2,800) plaintiffs have filed lawsuits against the Company, with a few also naming as defendants various officers and directors of the Company. A majority of these plaintiffs filed their claims in 1995. Also, plaintiffs' lawyers have filed lawsuits involving about two thousand eight hundred fifty (2,850) claimants alleging a conspiracy theory among doctors, manufacturers (including the Company), hospitals, teaching institutions, professional societies and others to promote, in violation of applicable law, the use of spinal implants. Some plaintiffs have filed individual lawsuits, whereas other lawsuits list multiple plaintiffs and, in certain instances, multiple lawsuits have been filed on behalf of the same individual plaintiffs. On August 22, 1996, Judge Bechtle dismissed without prejudice plaintiffs' conspiracy claims. Many plaintiffs asserting these conspiracy claims have filed amended or new complaints, but it is not possible at this time to determine precisely how many of these conspiracy complaints will be reasserted or the number of additional plaintiffs that may file lawsuits.

The majority of such lawsuits were filed in federal courts throughout the country and are in the preliminary stages. Discovery proceedings, including the taking of depositions, have been ongoing in certain of the lawsuits that were first to be filed. Discovery in certain cases that were filed later will begin in 1997. Over one thousand eight hundred (1,800) of the plaintiffs have had their lawsuits returned to the state court in Memphis, Tennessee because it was determined that the federal courts lacked jurisdiction over their claims. It is anticipated that the Memphis, Tennessee state court judge will establish a schedule for case management and discovery. The trials of a number of lawsuits involving individual plaintiffs are scheduled to begin in the first six months of 1997, although delays in trial dates are common. Although plaintiffs have advanced claims under many different legal theories, the essence of plaintiffs' claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of FDA rules and regulations (governing marketing and labeling), that pedicle fixation has not been proven safe and efficacious in the context of FDA labeling standards and that plaintiffs have suffered a variety of injuries as a result of the use of the systems for pedicle fixation. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the courts in which such cases are filed.

In December 1996, AcroMed Corporation ("AcroMed"), a spinal implant manufacturer and a defendant in various of the cases pending in the Multidistrict Litigation, and the Plaintiffs' Legal Committee in the Multidistrict Litigation announced that they have entered into an understanding to resolve all product liability claims involving the use of AcroMed devices to achieve pedicular fixation in spinal fusion surgery. Under the announced terms of the proposed settlement, AcroMed will establish a settlement fund consisting of $100 million in cash and the proceeds of its product liability insurance policies. The parties submitted in January 1997 a formal class settlement agreement and related documentation for approval by Judge Bechtle. A hearing (scheduled for April 23, 1997) will be held to consider the fairness, adequacy and reasonableness of the settlement. All federal court proceedings involving AcroMed devices have been stayed pending final consideration of the proposed settlement.

Tennessee and Oregon Product Liability Actions:

In January 1995, the Company and other spinal implant manufacturers, doctors and a hospital were named defendants in a purported class action product liability lawsuit filed in Nashville, Tennessee state court. This lawsuit is limited to those individuals whose surgeries were performed at one specific hospital. Class certification has been denied by the trial judge in Nashville. The judge has selected two of the Company's cases as test cases to be prepared for trial. Fact discovery in these cases is scheduled for completion by March 1997. All other proceedings are stayed. In October 1995, the Company was served with a Portland, Oregon state court complaint that purported to be a class action. This Oregon complaint alleged, among other things, injury based upon various legal theories. In March 1996, the plaintiffs in this Oregon case withdrew the class allegations. Discovery has begun in these individual cases. In these Tennessee and Oregon actions, plaintiffs, who seek relief in the form of monetary damages of unspecified amounts, are continuing their lawsuits as individual cases.

The Company believes that it has defenses, including, without limitation, defenses based upon the failure of a cause of action to exist where no malfunction of the implant has occurred or the plaintiff has suffered no injury attributable to the Company's product, the expiration of the applicable statute of limitations and the learned intermediary defense. The Company has and will continue to assert the defenses primarily through the filing of dispositive motions. The Company believes that all product liability lawsuits currently pending against it are without merit and will continue to defend them vigorously.

All pending cases are currently being defended by insurance carriers, generally under reservation of rights. To date the cost of defending against claims has been largely reimbursed by the Company's insurers. The Company's insurance policies are reduced by the costs of defense, except for a policy issued by Royal Surplus Lines Insurance Co. ("Royal") covering the 12-month period that began in November 1995 (see below). The Company estimates that the litigation may continue for several years and, if so, the cost to defend and conclude these lawsuits is likely to exhaust its insurance coverage. An insurer, Royal, providing coverage for the 12-month period commencing in November 1995, brought an action in early December 1996 in the Federal District Court for the Middle District of Tennessee (Nashville Division) seeking a declaratory judgment as to, among other things, whether the policy covers lawsuits which have been reported to the insurer during the policy period. At December 31, 1996, the Company had a receivable from Royal of approximately $2.5 million for legal fees associated with the Company's product liability litigation paid by the Company during the policy year. The Company believes that the receivable is recoverable under the terms of the policy. The case is in a preliminary stage. Discovery has just been initiated. The Company believes the suit is without merit and will defend it vigorously.

As is common in the insurance industry, the Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage relating to product liability claims at a cost and on other terms and conditions that are acceptable to the Company, there can be no assurance that in the future it will be able to do so.

On January 6, 1997, the Company announced that its 1996 financial results would include a pre-tax charge of $50 million relating to costs associated with the product liability litigation described above. The charge, which has now been reflected in the Company's 1996 financial statements, covers the reasonably foreseeable costs that the Company was positioned in late December to estimate because the litigation had progressed and because changes in the fourth quarter of 1996 had occurred in facts and circumstances relating to the litigation. Among the changed facts and circumstances were the announcement of the AcroMed proposed settlement described above, the additional financial resources available to the plaintiffs' attorneys as a result of the settlement if the proposed settlement is ultimately approved, the likelihood that the litigation will continue for several years, in part, due to the additional financial resources provided to plaintiffs' attorneys if the proposed settlement is approved, the absence of AcroMed as a member of the joint defense group, the status of the Company's insurance described above and the continuing absence of dispositive rulings relating to the Company's defense motions.

While it is not possible to accurately predict the outcome of litigation, the amount of the charge taken in the fourth quarter represents the Company's best judgment of the probable reasonable costs (in excess of available insurance) to defend and conclude the lawsuits based on the facts and circumstances currently existing. The costs provided for include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's defense and conclusion of these matters.

The actual costs to the Company could differ from the estimated charge and will be dependent upon a number of factors that will not be known for some time, including, among other things, the resolution of defense motions and the extent of further discovery. Although an adverse resolution of the lawsuits could have a material effect on the Company's results of operations in future periods, the Company does not believe that these matters will in the future have a material adverse effect on its consolidated financial position. The Company is unable to predict the ultimate outcome or the financial impact of the product liability litigation.

SECURITIES LAWS ACTIONS

Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in the United States District Court in Memphis, Tennessee. Four of the lawsuits purport to be class actions. All of the lawsuits were consolidated into one case in the United States District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleges that the defendants made false and misleading statements and failed to disclose material facts to the investing public and seeks money damages. The alleged securities law violations are based on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former United States distributor of Sofamor products, National Medical Specialties, Inc. ("NMS"). The allegations relating to illicit and illegitimate sales of product are, for the most part, copied from product liability complaints filed against the Company and other manufacturers currently being coordinated in the United States District Court for the Eastern District of Pennsylvania which are referred to above. The allegations of improper sales relate to one of the Company's selling programs which has been publicly disclosed since May 1991. The allegations concerning NMS relate to the termination of the NMS distribution agreement covering Sofamor products in the United States. On October 3, 1995, the United States District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Sixth Circuit, which has not yet ruled on this appeal.

SPANISH DISTRIBUTOR ACTION

In late September 1994, a Magistrate of the Commercial Court in Paris ruled in favor of a former Spanish distributor of Sofamor's products on a claim of wrongful termination of the distribution agreement in 1992. Prior to the

Combination, an accrual was established, with a related charge to earnings, for this pending litigation. On the Combination date in June 1993, the Company also established a separate indemnity with respect to potential losses resulting from such lawsuit and placed in escrow shares issued to the former Sofamor shareholders pending the final outcome of this lawsuit. The $3.0 million award (including interest) rendered by the French Magistrate exceeded the pre-established accrual. As a result, the Company recorded an expense of $2.2 million for the non-recurring litigation award during the third and fourth quarters of 1994. The Company filed an appeal which involves a complete retrial on all issues. The former Spanish distributor recently filed its papers in the appeal and seeks additional damages; the Company seeks to have the decision of the Commercial Court reversed. A hearing on the appeal is currently scheduled for the fourth quarter of 1997.

The Company does not believe the Securities Laws Actions or the Spanish Distributor Action, described above, will have a material adverse effect on its consolidated financial position, results of operations or cash flows because of, among other reasons, the facts and circumstances existing with respect to each action, the Company's belief that these actions are without merit, certain defenses available to the Company and the availability of insurance in the Securities Laws Actions.

See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Product Liability; Insurance and Intellectual Property."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position held with the Company of each of the executive officers of the Company are set forth below. No family relationship exists among any of the executive officers.

NAME                           AGE   POSITION
----                           ---   --------
E. R. (Ron) Pickard            48    Chairman and Chief Executive Officer, Sofamor Danek Group, Inc.
James J. Gallogly              48    President and Chief Operating Officer, Sofamor Danek Group, Inc.
R. L. (Lew) Bennett            70    Senior Vice President, Sofamor Danek Group, Inc.
Richard E. Duerr, Jr.          50    Vice President, General Counsel and Secretary, Sofamor Danek Group, Inc.
Peter J. Elkhuizen             47    President, Sofamor Danek Europe
Laurence Y. Fairey             46    Executive  Vice  President and  Chief  Financial  Officer, Sofamor  Danek
                                     Group, Inc.
Mark D. LoGuidice              41    President, Sofamor Danek USA
J. Mark Merrill                37    Vice President,  Treasurer and Assistant Secretary,  Sofamor Danek Group,
                                     Inc.
Dr. Marie-Helene Plais         47    Executive Vice President, Sofamor Danek Group, Inc.
Gene B. Sponseller             40    President of Manufacturing, Sofamor Danek USA
Richard W. Treharne, Ph.D.     47    Vice President of Research  and Regulatory Affairs, Sofamor Danek  Group,
                                     Inc.
Don W. Urbanowicz              41    Executive Vice President of Marketing, Sofamor Danek USA

The executive officers of the Company serve at the discretion of the Board of Directors and are elected annually. The following is a brief description of the previous business background of each of the executive officers.

Mr. Pickard was President and Chief Operating Officer of the Company from August 1990 until becoming President and Chief Executive Officer on April 1, 1991 and Chairman and Chief Executive Officer on May 23, 1994. From 1968 until joining the Company, Mr. Pickard was employed by Richards Medical Company in varying capacities including Director of Manufacturing (1975-78), Group Director of Manufacturing (1979-1981), Vice President, Manufacturing (1982-1985), and President, Orthopaedics Division (1986-90). Mr. Pickard was appointed as Director of the Company in February 1991.

Mr. Gallogly has been President and Chief Operating Officer of the Company since June 1994. From 1988 to 1994, he was President and Chief Executive Officer of ReSound Corporation. From 1981 to 1988, Mr. Gallogly held senior executive positions at Richards Medical Company, including President of the Microsurgery Division (1986-1988), Senior Vice President of Microsurgery (1982-1985), and Vice President of Finance and Administration (1981-1982). Prior to 1981, he was employed by Johnson & Johnson, where he held a variety of executive positions.

Mr. Bennett has been Senior Vice President of the Company since January 1992. Mr. Bennett joined the Company in January 1991 as Senior Vice President-Sales and Marketing. He has been active in the medical industry for over 35 years, including tenures as divisional sales manager for Ethicon and Vice President-Sales and Vice President-Marketing for the United States, Canada and the Far East for Howmedica, Inc. Ethicon is a division of Johnson & Johnson that specializes in medical sutures. Howmedica, Inc. is an orthopaedic company.

Mr. Duerr has been Vice President, General Counsel and Secretary since he joined the Company in June 1991. Mr. Duerr was engaged in the private practice of law prior to joining the Company. From October 1979 through May 1990, Mr. Duerr was employed by Schering-Plough Corporation in a variety of domestic and international capacities. He previously served as an Assistant United States Attorney for the Eastern District of Kentucky and as a law clerk to the Honorable Pierce Lively, Judge of the United States Court of Appeals for the Sixth Circuit. He received his B.A. in 1969 from the University of Notre Dame and is a 1972 graduate of the University of Louisville School of Law.

Mr. Elkhuizen joined Sofamor Danek Europe in November 1996 as President. During the past 16 years, Mr. Elkhuizen has held senior executive positions, both in Europe and North America including President of EuroMedical (1993-1996), President of Datascope international (1992-1993), Managing Director of Valleylab Europe (1983-1992) and General Manager of Sterisystems Canada (1980-1983).

Mr. Fairey joined Sofamor Danek USA in January 1991 as Vice President-International. He was appointed a Vice President and the Chief Financial Officer of the Company in October 1991 and promoted to Executive Vice President and Chief Financial Officer in July 1992. Prior to joining Sofamor Danek USA, Mr. Fairey was employed by Richards Medical Company since 1973 in various positions, including Controller, Treasurer, Vice President Finance for the International Division and his last position of Vice President of International Operations. Mr. Fairey holds a B.S. degree in accounting and an M.B.A. from the University of Memphis.

Mr. LoGuidice has been President of Sofamor Danek USA since February 1995. Prior to that, he spent 16 years with United States Surgical Corporation, most recently in the positions of Vice President of Marketing-Sutures and Vice President of Sales. Mr. LoGuidice is a 1978 graduate of Colgate University and received his M.B.A. from Pace University in 1984.

Mr. Merrill is Vice President, Treasurer and Assistant Secretary. He joined the Company in October 1988. Mr. Merrill received his B.S. degree in accounting from Christian Brothers University in 1981. He became a Certified Public Accountant in 1983 and received his M.B.A. with a concentration in finance from the University of Memphis in 1988.

Dr. Plais has been Executive Vice President of the Company since November 1996. In August 1987, she joined the Company as Medical Director of Sofamor, became Vice President of Marketing and Sales of Sofamor in 1989 and President of Sofamor Danek Europe in 1993. Prior to joining the Company, she was a consultant in genetic diseases in Brittany, France. Dr. Plais graduated from the University of Paris as a M.D. and holds a Master's Degree in human biology.

Mr. Sponseller has been President of Manufacturing, Sofamor Danek USA since September 1990. From 1984 to 1990, he was Vice President and General Manager of Manufacturing Operations. During his career at the Company, he has been responsible for most of its administrative and management functions, including the sales and distribution system that was in place prior to the Company's acquisition of Danek Medical.

Dr. Treharne joined the Company in November 1990. In January 1991, he was named Vice President of Regulatory and Clinical Affairs of the Company. Prior to joining the Company, Dr. Treharne was with Richards Medical Company. Dr. Treharne has a Ph.D. from the University of Pennsylvania and an M.B.A. from the University of Memphis. In June 1991, Dr. Treharne was named Vice President of Research and Regulatory Affairs and is presently in charge of the research and regulatory efforts of the Company.

Mr. Urbanowicz has been Executive Vice President of Marketing of Sofamor Danek USA since September 1995. From January 1987 until joining Sofamor Danek USA, Mr. Urbanowicz held senior executive positions with Smith and Nephew Richards, including President of the Perry Surgical Glove Division (1992-1995) and Senior Vice President for Strategic Planning/Business Operations and Vice President of Global Marketing for the Richards Orthopaedic Division. From 1980 to 1986, he was employed by Pfizer's Howmedica Orthopaedic Division, where he held a variety of marketing management positions. Mr. Urbanowicz is a 1977 graduate of Seton Hall University. He received his M.B.A. from Seton Hall in 1980.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

--------------------------------------------------------------------------------
                 First Quarter  Second Quarter    Third Quarter   Fourth Quarter
--------------------------------------------------------------------------------
1996

High               $35.75          $37.25           $30.88           $32.63

Low                 23.50           24.63            21.00            23.75
--------------------------------------------------------------------------------
1995

High               $25.00          $25.25           $27.88           $29.88

Low                 12.75           18.38            18.75            21.75
================================================================================

The Company's common stock is traded on the New York Stock Exchange under the Symbol "SDG."

The table above sets forth the reported high and low prices of the common stock as quoted on the New York Stock Exchange.

No cash dividends have been paid to date by the Company on its common stock. The Company does not anticipate the payment of dividends in the foreseeable future. Internally generated funds are retained by the Company for working capital needs.

As of February 28, 1997, the Company had approximately 970 stockholders of record.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 1996 has been derived from the audited financial statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements, the notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere in this Annual Report.

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                        YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------
                                                            1996        1995        1994        1993        1992
------------------------------------------------------------------------------------------------------------------
 STATEMENT OF OPERATIONS DATA:
 Net sales                                                 $244,525   $188,799     $161,677    $161,794   $121,019
 Cost of goods sold                                          45,005     40,309       35,295      35,893     25,171
------------------------------------------------------------------------------------------------------------------
 Gross profit                                               199,520    148,490      126,382     125,901     95,848
 Operating expenses:
     Selling, general and administrative                    116,729     89,847       74,183      67,844     56,222
     Research and development                                15,926     13,980       11,572      11,488      7,903
     License agreement acquisition charge                         -     45,337            -           -          -
     Product liability litigation charge                     50,000          -            -           -          -
     Royalty expenses discontinued subsequent to the
        combination                                               -          -            -       1,182      3,175
     Distributor contract termination charge and
        related amortization of short-term intangibles            -          -       10,000           -          -
------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                   182,655    149,164       95,755      80,514     67,300
------------------------------------------------------------------------------------------------------------------
 Income (loss) from operations                               16,865       (674)      30,627      45,387     28,548
 Other income (expense)                                         913      2,533        2,153        (179)       917
 Interest expense                                           (3,744)     (2,794)        (629)       (193)       (25)
 Combination expense                                              -          -            -      (9,958)    (1,000)
 Non-recurring litigation award                                   -          -       (2,225)          -          -
------------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations before
 provision (benefit) for and charge in lieu of income taxes  14,034       (935)      29,926      35,057     28,440
 Provision (benefit) for and charge in lieu of income
 taxes                                                        1,293     (6,319)       6,052      14,429     10,570
------------------------------------------------------------------------------------------------------------------
 Income from continuing operations                           12,741      5,384       23,874      20,628     17,870
 Loss from operations of discontinued segment                     -          -            -        (153)      (316)
 Minority interest                                          (1,474)       (417)         (97)        (50)         -
------------------------------------------------------------------------------------------------------------------
 Net income                                                $ 11,267   $  4,967     $ 23,777    $ 20,425   $ 17,554
 Net income per share - fully diluted (1,3)                   $0.44      $0.20        $0.97       $0.83      $0.73
 Weighted average number of shares - fully diluted (3)       26,109     25,395       24,582      24,509     24,159
==================================================================================================================
 BALANCE SHEET DATA:
     Working capital                                       $ 31,127   $ 77,139     $ 69,164    $ 59,441   $ 57,845
     Total assets                                           319,161    196,613      141,792     120,597    110,787
     Short-term debt                                         66,894     16,602        3,949       1,334      1,808
     Long-term debt                                          12,300     28,125        5,324       1,103      9,845
     Stockholders' equity (2)                               139,826    122,929      111,456      92,806     76,634
------------------------------------------------------------------------------------------------------------------

(1) Primary earnings per share were approximately the same as fully diluted earnings per share in each period presented above.
(2) The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.
(3) These amounts have been retroactively adjusted to reflect all stock splits and for the presentation of combined weighted average shares outstanding; shares of Sofamor S.A. common stock are shown at the equivalent number of the Company's shares based on the exchange ratio as defined in the Stock Exchange Agreement, dated as of March 28, 1993, among the shareholders of Sofamor S.A. and the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net sales and the period-to-period percentage changes in such information.

                                                   AS A PERCENTAGE OF NET SALES          PERIOD-TO-PERIOD CHANGE
                                                    YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
                                                     1996        1995       1994     1996 VS 1995      1995 vs 1994
--------------------------------------------------------------------------------------------------------------------
   Net sales                                         100.0%      100.0%     100.0%       29.5%            16.8%
   Cost of goods sold                                 18.4        21.4       21.8        11.7             14.2
----------------------------------------------------------------------------------
   Gross profit                                       81.6        78.6       78.2        34.4             17.5
   Operating expenses:
      Selling, general and administrative             47.7        47.6       45.9        29.9             21.1
      Research and development                         6.5         7.4        7.2        13.9             20.8
      License agreement acquisition charge               -        24.0          -      (100.0)           100.0
      Distributor contract termination
         charge and related amortization of
         short-term intangibles                          -           -        6.2         N/A           (100.0)
       Product liability litigation charge            20.5           -          -       100.0              N/A
----------------------------------------------------------------------------------
   Total operating expenses                           74.7        79.0       59.3        22.5             55.8
   Income (loss) from operations                       6.9        (0.4)      18.9      2602.2           (102.2)
   Other income                                        0.4         1.3        1.4       (64.0)            17.6
   Interest expense                                   (1.6)       (1.4)      (0.4)       34.0            344.2
   Non-recurring litigation award                        -           -       (1.4)        N/A           (100.0)
----------------------------------------------------------------------------------
 Income (loss) from continuing
    operations before provision (benefit) for
    and charge in lieu of income taxes                 5.7        (0.5)      18.5      1601.0           (103.1)
 Provision (benefit) for and charge in lieu
    of income taxes                                    0.5        (3.3)       3.7       120.5           (204.4)
----------------------------------------------------------------------------------
 Income from continuing operations                     5.2         2.8       14.8       136.6            (77.4)
 Minority interest                                    (0.6)       (0.2)      (0.1)      253.5            329.9
----------------------------------------------------------------------------------
 Net income                                            4.6%        2.6%      14.7%      126.8%           (79.1)%
==================================================================================

OVERVIEW

During both 1996 and 1995, the Company attained record sales. The Company has increased sales through growth in existing businesses, establishing direct sales and marketing operations in key international countries, as well as the development and strategic acquisitions of complementary products and technologies.

During 1995, the Company formed a majority owned subsidiary in the Benelux region; in 1996, direct operations were established in Australia, Canada, and Puerto Rico, as well as 50% owned subsidiaries in Japan and Korea. The minority shareholders of the Japanese and Korean subsidiaries continue to serve as distributors of the Company in their respective countries. (See Note 11 to the Consolidated Financial Statements.)

As of the end of the second quarter of 1994, the Company entered into an agreement to terminate the exclusive U.S. distribution of the Sofamor product lines by National Medical Specialties, Inc. ("NMS"). On July 1, 1994, the Company began distributing Sofamor products in the United States at retail pricing versus the distributor pricing previously charged to NMS.

Following is a summary of certain acquisitions of existing companies and the rights to distribute products and provide services using new technologies: (See
Note 4 to the Consolidated Financial Statements.)

During the first quarter of 1995, the Company entered into a strategic alliance with Genetics Institute, Inc. ("Genetics Institute") to provide biological products for use in spinal applications. Pursuant to the Genetics Institute agreement (the "G.I. Agreement"), the Company obtained exclusive North American rights to recombinant human bone morphogenetic protein (rhBMP-2) for spinal applications.

In February of 1995, the Company acquired from Implex Corp., a privately held company located in Allendale, New Jersey, the exclusive worldwide rights to certain patented, proprietary material technologies and associated intellectual property rights for spinal applications.

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

Also in July 1996, the Company acquired all of the capital stock of MedNext, Inc., a privately held company located in West Palm Beach, Florida that designs, manufactures and markets powered surgical instrumentation and accessories for surgical specialties.

In August 1996, the Company entered into an exclusive agreement with The University of Florida Tissue Bank, Inc. to provide services related to their cortical bone dowel and other allograft bone products.

In December 1996, the Company acquired all of the capital stock of Colorado, S.A., a privately held company located in Saint Genis Laval, France that designs, manufactures and markets a spinal implant system for deformities and lumbar disorders of the spine.

RESULTS OF OPERATIONS

Years ended December 31, 1996 and 1995

The Company achieved record net sales for the year ended December 31, 1996 of $244.5 million, which represented a $55.7 million, or 29.5%, increase from sales of $188.8 million for the year ended December 31, 1995. Net sales growth included an increase of 8.5% that resulted from the Company's conversion of certain portions of its international distribution network to direct sales which resulted in higher selling prices. Other net pricing changes in existing distribution channels resulted in a 3.9% increase in net sales. Additional sales volume comprised the remainder of the increase in net sales. Changes in exchange rates had an immaterial impact on net sales when comparing the Company's 1996 sales with 1995.

U.S. sales increased 28.4% to $162.2 million, as compared with $126.3 million in 1995. The Company believes the improvement in U.S. sales is primarily the result of an increased number of instrumented fusions, as well as the acceptance of new products such as the STEALTHSTATION(TM) system, the TIMESH(TM) cranial plating system, and the MEDNEXT(R) surgical drill system.

Non-U.S. sales increased 31.7% to $82.3 million, as compared with $62.5 million in 1995. The strong international sales growth during 1996, compared with 1995, primarily reflects the Company's strategy of establishing a direct sales presence in selected countries and the acceptance of the new products mentioned in the preceding paragraph, as well as enhanced international sales and marketing programs.

The Company's gross margin improved to 81.6% in 1996 from 78.6% in 1995. The enhancement in gross margin is due to higher margins relating to changes in international distribution, greater leveraging of manufacturing costs due to increased volume, a reduction in the levels of outsourced product manufacturing and favorable shifts in the sales mix of certain products and sales programs.

Selling, general and administrative expenses were 47.7% of sales in 1996 compared with 47.6% of sales in 1995. The 1996 selling, general, and administrative expenses as a percentage of sales compared to 1995 were slightly higher due to the effects of expenses related to establishing a direct sales presence in selected countries. The higher expenses were mostly offset by the leveraging of other fixed costs over greater sales volume in existing operations.

Research and development expenses totaled $15.9 million or 6.5% of net sales in 1996 compared with $14.0 million or 7.4% of net sales in 1995. The 1996 dollar spending represents an increase of 13.9% over 1995. These costs are incurred as the Company continues to enhance existing product lines and develop new and complementary products for use in spinal surgery, such as interbody fusion devices, biological products for use in spinal reconstruction, and products related to frameless stereotactic surgery in the spinal and neurological fields of use. These expenditures demonstrate the Company's continued commitment to the pursuit of applying new medical technologies to product opportunities.

In 1995, as a result of the G.I. Agreement, a special charge of $45.3 million was recorded. The special charge consisted of $45.2 million, which is the net present value of the $50.0 million in scheduled payments due under the agreement, plus related transaction costs of $122,000. The charge resulted in an after-tax impact of $1.16 per share for the year ended December 31, 1995.

During 1996, the Company recorded a special product liability litigation charge of $50.0 million. This charge was recorded in order to recognize the reasonably anticipated costs associated with the defense and conclusion of certain product liability cases in which the Company is named as defendant. The Company believes that these lawsuits are without merit and unfounded. (See Note 15 to the Consolidated Financial Statements.)

The Company reported net other income of $913,000 in 1996 compared with $2.5 million during 1995. Other income was higher during 1995 due mainly to the reversal of certain risk provisions and greater foreign exchange gains. Interest expense was $3.7 million in 1996, representing a $950,000 increase over 1995. The increase in interest expense was due to increased borrowings against the Company's credit facilities occurring principally as a result of the acquisitions described in the Overview Section.

The Company recorded income tax expense of $1.3 million in 1996 and an income tax benefit of $6.3 million in 1995. The difference between the Company's effective and statutory tax rates for both 1996 and 1995 resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At December 31, 1996, the balance sheet of the Company reflected a net deferred tax asset of $38.2 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets. (See Note 12 to the Consolidated Financial Statements.)

Management believes that inflation has not had a material impact on the Company's business.

Years ended December 31, 1995 and 1994

The Company experienced record net sales for the year ended December 31, 1995 of $188.8 million, which represented a $27.1 million, or 16.8%, increase from sales of $161.7 million for the year ended December 31, 1994. Increased volume of 10.3% was the primary component of the sales improvement. Net pricing changes were responsible for an increase of 4.7% and the effects of a weaker dollar in 1995 compared with 1994 resulted in a favorable impact on sales of 1.8%.

U.S. sales increased 14.4% to $126.3 million as compared with $110.4 million in 1994. The Company believes the improvement in U.S. sales, which had declined during 1994, was due, in part, to an improvement in the regulatory and legal outlook for the spinal industry. The improvement was related to the events discussed below which occurred in 1995. In February 1995, the Federal judge supervising the multi-district product liability litigation denied class certification. During 1995, 14 Section 510(k) clearances were received, which was a record for the

Company. One of these Section 510(k) clearances allowed the Company to begin marketing its stainless steel version of the TSRH(R) spinal system for pedicle screw attachment for treating patients with grade 3 or 4 severe spondylolisthesis of the L5-S1 vertebral joint. The clearance is limited to patients who are receiving fusions using autogenous bone graft only, having the device fixed or attached to the lumbar and sacral spine and having the device removed after the development of a solid fusion mass. Also, the Food and Drug Administration's ("FDA") proposed classification, reclassification and codification of pedicle screw spinal systems was published in the Federal Register in early October 1995. The Company believes that this proposed rule is reflective of the FDA's position on the use of bone screws in the pedicle of the spine and is the result of the FDA's analytical review of the 1994 FDA Advisory Panel's recommendation, a large historical cohort study and medical literature, as well as data from clinical studies sponsored by several companies.

Non-U.S. sales advanced 21.8% to $62.5 million as compared with $51.3 million in 1994. Management believes that the international sales growth during 1995 compared with 1994 reflected the Company's enhanced international sales and marketing programs. Sales were also bolstered by the initial favorable impact in those countries where changes in the Company's distribution system were made to further enhance marketing and profit opportunities.

The Company's gross margin as a percentage of net sales improved to 78.6% in 1995 from 78.2% in 1994. The percentage improvement was primarily the result of manufacturing cost reduction programs and favorable shifts in the sales mix of certain products and sales programs.

Selling, general and administrative expenses increased to 47.6% of sales in 1995 compared with 45.9% of sales in 1994. The 1995 increase as a percentage of sales when compared to 1994 was primarily due to higher legal and other professional fees incurred in connection with various legal and regulatory matters, as well as certain commission expenses resulting from the change in distribution of Sofamor products in the U.S.

Research and development expenses totaled $14.0 million, or 7.4%, of net sales in 1995 compared with $11.6 million, or 7.2%, of net sales in 1994. These costs were incurred as the Company continued to enhance existing product lines and to develop new and complementary products for use in spinal surgery, such as interbody fusion devices, biological products for use in spinal applications and products related to frameless stereotactic surgery in the spinal and neurological fields of use.

As a result of the G.I. Agreement, a special charge of $45.3 million was recorded. The special charge consisted of $45.2 million, which is the net present value of the $50.0 million in scheduled payments due under the agreement plus related transaction costs of $122,000. The charge resulted in an after-tax impact of $1.16 per share for the year ended December 31, 1995.

In connection with the NMS transaction, distributor contract termination expense and related amortization of short-term intangibles totaling $10.0 million were recorded as a special charge to earnings and resulted in an after-tax impact of $0.27 per share for the year ended December 31, 1994.

The non-recurring litigation award of $2.2 million resulted from the ruling of a Magistrate of the Commercial Court in Paris, which occurred during 1994, on a claim of wrongful termination of the distribution agreement in favor of the Company's former Spanish distributor of Sofamor's products. The Company has appealed this ruling. The appeal process requires a retrial of all issues and is still ongoing. (See Note 15 to the Consolidated Financial Statements.)

The Company reported net other income of $2.5 million or 1.3% of sales for 1995 compared with $2.2 million or 1.4% of sales for 1994. Foreign exchange gains were the primary component of the increase. Interest expense for 1995 was $2.8 million as compared with $629,000 in 1994. The increase in interest expense resulted primarily from the imputed interest under the G.I. Agreement.

The Company recorded an income tax benefit of $6.3 million in 1995 and an income tax expense of $6.1 million in 1994. The tax benefit resulted primarily from the special license agreement acquisition charge to earnings of $45.3 million described above. The difference between the Company's effective and statutory tax rates for both 1995 and

1994 resulted primarily from the impact of the effects of certain elections made for U.S. tax purposes following the Combination, and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At December 31, 1995, the balance sheet of the Company reflected a net deferred tax asset of $19.8 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets. (See Note 12 to the Consolidated Financial Statements.)

Management believes that inflation has not had a material impact on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and the Company's revolving lines of credit are the principal sources of funding available for the growth of the business, including working capital and additions to property, plant and equipment, as well as debt service requirements and required contractual payments. Cash, cash equivalents and short-term investments totaled $2.9 million at December 31, 1996 compared with $13.3 million at December 31, 1995.

In connection with the formation of the subsidiary in Japan, Kobayashi Sofamor Danek, K.K. ("KSD"), the Company is required to pay commissions based on the sales of KSD to Kobayashi Pharmaceutical Co., Ltd. ("KPC"), which has served as the Company's distributor in Japan and is the other shareholder in KSD. Payments of $26.7 million were made to KPC during 1996 as prepayment of commissions.

In connection with the G.I. Agreement, the Company has recorded a liability of $23.0 million at December 31, 1996, which represents the present value of the $25.0 million in remaining scheduled payments. Of this amount, $7.0 million is classified as long-term debt and $16.0 million is reflected as a current liability, representing the principal portion of the $17.5 million payable on June 30, 1997. The final payment of $7.5 million is due in June of 1998.

The Company's working capital decreased $46.0 million during 1996. The change in working capital was primarily due to the payments required in connection with the acquisitions of SNT, MedNext, Inc., Colorado S.A., and certain net assets of TiMesh, Inc. totaling $38.8 million, the $26.7 million prepayment of commissions to KPC, the $12.5 million payment due under the G.I. Agreement and the $6.2 million increase in the current portion of the Genetics Institute obligation. These uses of working capital were partially offset by favorable cash flows from ongoing operations. Net accounts receivable increased $19.6 million from December 31, 1995, due primarily to the increase in net sales. Inventories and loaner set inventories increased $11.1 million due to stocking levels required for recently formed subsidiaries, the manufacture of loaner set inventories in preparation for new sales and marketing programs and additional inventory acquired in connection with the 1996 acquisitions described above. Other receivables increased $6.6 million from the Company's previous year-end, primarily due to amounts recoverable from the Company's insurance carriers related to expenses incurred in connection with product liability litigation.

The purchase agreements for two of the acquisitions outlined in the Overview section contain provisions which provide for contingent payments to the former shareholders of each entity based upon certain calculations relative to revenues and earnings, as defined, through 1999. Such payments will be reflected as purchase price adjustments. During 1996, the Company recorded an adjustment to the purchase price of one of these acquisitions by approximately $4.2 million. The Company is unable to determine whether such payments will be required for the years 1997 through 1999.

Additions to property, plant and equipment during 1996 of $7.1 million were related to capital assets acquired in the formation and acquisition of new subsidiaries and other capital expenditures necessary to support the Company's manufacturing and distribution operations. The Company is in need of additional office and distribution space at its Memphis location. The Company is currently considering the alternatives of constructing or leasing a new facility. It is estimated that the capitalized cost of the project, if constructed, would be approximately $11.0 million. Net intangible assets increased by $53.8 million from December 31, 1995, primarily due to the intangible assets relative to the acquisitions of SNT, MedNext, Inc., Colorado S.A., and certain net assets of TiMesh, Inc.

The Company has committed lines of credit totaling approximately $64.7 million. At December 31, 1996, $50.2 million was outstanding under the Company's lines of credit and other short-term borrowings. The lines of credit consist primarily of a $50.0 million uncollateralized revolving line of credit with a U.S. bank which is renewable annually and matures October 15, 1997. This line of credit was increased to $60.0 million as of January 31, 1997. The Company has the option to convert the debt outstanding under this revolving line of credit to a term loan, amortized on a quarterly basis over a term of up to three years.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

The Company's future operating results and financial condition are subject to risks and uncertainties, including (without limitation) the following matters:

Regulatory Clearances. The Company manufactures devices that are subject to the regulations of the FDA and, in some cases, to the regulations of foreign governmental authorities. In particular, such devices are subject to marketing clearance by the FDA before sales can be made in the United States. The process of obtaining marketing clearances can be time consuming, and there can be no assurance that all necessary clearances will be granted to the Company with respect to new devices or that the FDA review will not involve delays adversely affecting the marketing and sale of new products and devices by the Company. The enforcement of FDA regulations depends heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The Company cannot predict the extent or impact of future foreign, federal, state or local legislation or regulation.

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

Product Liability; Insurance. In recent years, physicians, hospitals, and other participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability or asserting related legal theories, many of which involve large claims and significant defense costs. The Company currently maintains liability insurance intended to cover such claims, although there can be no assurance that the coverage limits of such insurance policies will be adequate or that all amounts will ultimately be collected from each insurer providing the applicable policy. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. The Company is currently involved in product liability litigation. (See Note 15 to the Consolidated Financial Statements.) There can be no assurance that additional claims will not be asserted against the Company in the future. A successful future claim or aggregation of future claims brought against the Company in excess of insurance coverage could have a material adverse effect upon the financial condition, results of operations and/or cash flows of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the reputation and business of the Company.

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

Retention of Personnel. The Company is highly dependent upon its senior management, and the competition for qualified management personnel is intense. The loss of key personnel or an inability to attract, retain and motivate such persons could adversely affect the business and prospects of the Company. There can be no assurance that the Company will be able to retain its existing senior management personnel or to attract additional qualified personnel if needed. The Company also depends on its contractual relationships with certain physicians for product ideas, research and advice. There can be no assurance that the Company will be able to maintain and develop such relationships.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES/REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Sofamor Danek Group, Inc.

We have audited the consolidated balance sheets of Sofamor Danek Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sofamor Danek Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                     COOPERS & LYBRAND L.L.P.


Memphis, Tennessee
January 31, 1997

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                         (IN THOUSANDS, EXCEPT SHARES)

----------------------------------------------------------------------------------------
                                                               1996               1995
----------------------------------------------------------------------------------------
 ASSETS
----------------------------------------------------------------------------------------

 Current assets:
 Cash and cash equivalents                                  $   2,830         $  11,330
 Short-term investments                                           111             1,924
 Accounts receivable -- trade, less allowance for
    doubtful accounts of $1,589 and $1,555 at
    December 31, 1996 and 1995, respectively                   70,031            50,451
 Other receivables                                             15,813             9,257
 Inventories                                                   33,483            25,723
 Loaner set inventories                                        14,123            10,803
 Prepaid expenses                                               6,318             5,092
 Prepaid income taxes                                            --               2,648
 Current deferred income taxes                                  5,312             4,699
----------------------------------------------------------------------------------------
          Total current assets                                148,021           121,927
 Property, plant and equipment
     Land                                                       1,484             1,505
     Buildings                                                 11,261            10,878
     Machinery and equipment                                   32,083            25,723
     Automobiles                                                  708               231
----------------------------------------------------------------------------------------
                                                               45,536            38,337
     Less accumulated depreciation                            (20,026)          (15,714)
----------------------------------------------------------------------------------------
                                                               25,510            22,623
 Investments                                                      920             3,600
 Intangible assets, net                                        83,426            29,600
 Other assets                                                  28,282             3,597
 Non-current deferred income taxes                             33,002            15,266
----------------------------------------------------------------------------------------
          Total assets                                      $ 319,161         $ 196,613
========================================================================================
 LIABILITIES
 Current liabilities:
 Notes payable and lines of credit                          $  50,207         $   6,516
 Current maturities of long-term debt                          16,687            10,086
 Accounts payable                                               7,332             6,513
 Accrued foreign income taxes                                   3,898               539
 Accrued expenses                                              38,770            21,134
----------------------------------------------------------------------------------------
          Total current liabilities                           116,894            44,788
 Long-term debt, less current maturities                       12,300            28,125
 Deferred income taxes                                            121               191
 Product liability litigation                                  48,000                --
 Minority interest                                              2,020               580

 Commitments and contingencies

 STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
    authorized, no shares outstanding
 Common stock, no par value, 150,000,000 shares
    authorized; 25,094,277 and 24,672,131 shares
 issued (including 685,908 and 678,433 shares held in
 treasury) at December 31, 1996 and 1995, respectively         52,994            44,832
 Retained earnings                                             98,044            86,777
 Cumulative translation adjustment                              2,542             5,542
----------------------------------------------------------------------------------------
                                                              153,580           137,151
 Less:
     Cost of common stock held in treasury                     (9,985)           (9,736)
     Unearned compensation                                        (54)             (321)
     Stockholder notes receivable                              (3,715)           (4,165)
----------------------------------------------------------------------------------------
          Total stockholders' equity                          139,826           122,929
----------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity        $ 319,161         $ 196,613
========================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------------
                                                                     1996             1995              1994
----------------------------------------------------------------------------------------------------------------
 Net sales                                                        $ 244,525         $ 188,799         $ 161,677

 Cost of goods sold                                                  45,005            40,309            35,295
----------------------------------------------------------------------------------------------------------------
 Gross profit                                                       199,520           148,490           126,382

 Operating expenses:
     Selling, general and administrative                            116,729            89,847            74,183
     Research and development                                        15,926            13,980            11,572
     License agreement acquisition charge                              --              45,337              --
     Product liability litigation charge                             50,000              --                --
     Distributor contract termination charge and related
        amortization of short-term intangibles                         --                --              10,000
----------------------------------------------------------------------------------------------------------------
 Total operating expenses                                           182,655           149,164            95,755
----------------------------------------------------------------------------------------------------------------
 Income (loss) from operations                                       16,865              (674)           30,627
 Other income                                                           913             2,533             2,153
 Interest expense                                                    (3,744)           (2,794)             (629)
 Non-recurring litigation award                                        --                --              (2,225)
----------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations before provision
    (benefit) for and charge in lieu of income taxes                 14,034              (935)           29,926
 Provision (benefit) for and charge in lieu of income
    taxes                                                             1,293            (6,319)            6,052
----------------------------------------------------------------------------------------------------------------
 Income from continuing operations                                   12,741             5,384            23,874

 Minority interest                                                   (1,474)             (417)              (97)
----------------------------------------------------------------------------------------------------------------
 Net income                                                       $  11,267         $   4,967         $  23,777

 Primary and fully diluted net income per share                   $    0.44         $    0.20         $    0.97
================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                 Foreign
                                                                 Currency                            Unearned Stockholders'
                                       Number of     Common      Retained   Translation   Treasury    Compen-    Notes
                                        Shares        Stock      Earnings   Adjustment     Stock      sation   Receivable    Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1994             24,369,838     $40,459     $58,033    $  (334)                $(1,063)     $(4,289)  $ 92,806
Common stock issued                        9,337         180                                                                    180
Repurchase of common stock              (678,433)                                        (9,736)                             (9,736)

Exercise of stock options                 54,062         343                                                                    343
Income tax benefit from vesting
   of restricted stock & stock
   options exercised                                     254                                                                    254
Unearned compensation
   amortization                                                                                         370                     370
Termination for stock grant                                                                              73                       -
                                                         (73)
Stock issuance valuation
   adjustment                                           (392)                                                                  (392)

Stockholders' contributed                                500                                                                    500
   capital
Stockholders' notes receivable                                                                                        98         98
Net income                                                        23,777                                                     23,777
Cumulative translation
   adjustment                                                                 3,256                                           3,256
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994           23,754,804      41,271      81,810      2,922      (9,736)       (620)      (4,191)   111,456
Common stock issued                        7,241         146                                                                    146
Exercise of stock options                231,653       2,481                                                                  2,481
Income tax benefit from
   vesting of restricted stock &
   stock options exercised                               934                                                                    934
Unearned compensation
   amortization                                                                                         299                     299
Stockholders' notes receivable                                                                                        26         26
Net income                                                         4,967                                                      4,967
Cumulative translation
   adjustment                                                                 2,620                                           2,620
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995           23,993,698      44,832      86,777      5,542      (9,736)       (321)      (4,165)   122,929
COMMON STOCK ISSUED                        4,702         137                                  5                                 142
REPURCHASE OF COMMON STOCK                (7,775)                                          (254)                               (254)
EXERCISE OF STOCK OPTIONS                417,744       5,437                                                                  5,437
INCOME TAX BENEFIT FROM
   VESTING OF RESTRICTED STOCK &
   STOCK OPTIONS EXERCISED                             2,588                                                                  2,588
UNEARNED COMPENSATION
   AMORTIZATION                                                                                         267                     267
STOCKHOLDERS' NOTES RECEIVABLE                                                                                       450        450
NET INCOME                                                        11,267                                                     11,267
CUMULATIVE TRANSLATION
   ADJUSTMENT                                                                (3,000)                                         (3,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996           24,408,369     $52,994     $98,044     $2,542     $(9,985)    $   (54)     $(3,715)  $139,826
===================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT FOR SHARES)

-------------------------------------------------------------------------------------------------
                                                                1996         1995          1994
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Income from continuing operations                        $ 12,741     $  5,384     $ 23,874
    Minority interest                                          (1,474)        (417)         (97)
-------------------------------------------------------------------------------------------------
    Net income                                                 11,267        4,967       23,777
Adjustments to reconcile net income to net
   cash provided by
   operating activities:
    Depreciation and amortization                              10,374        7,857        7,375
    Provision for doubtful accounts receivable                    705          366          965
    Deferred income tax benefit                               (18,678)     (15,955)         (10)
    License agreement acquisition charge                           --       45,215           --
    Gain (loss) on disposal of equipment                           94            6          (13)
    Accretion of investment discount                               --           --         (171)
    Equity loss in unconsolidated affiliate                        49           --          261
    Minority interest                                           1,474          417           97
Changes in assets and liabilities, net of
   acquisitions:
    Accounts receivable                                       (19,606)     (12,456)      (1,042)
    Other receivables                                          (6,968)      (6,515)         338
    Inventories                                                (9,777)       2,867       (9,870)
    Prepaid expenses                                           (1,142)      (2,130)        (404)
    Prepaid income taxes                                        2,647          902       (3,502)
    Other assets                                              (26,709)      (1,819)         (77)
    Accounts payable                                             (357)       2,006       (2,717)
    Accrued income taxes                                        6,186        1,440       (4,545)
    Accrued expenses                                           13,353        3,553        1,803
    Product liability litigation                               48,000           --           --
-------------------------------------------------------------------------------------------------
         Net cash provided by operating activities             10,912       30,721       12,265
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of short-term investments                           (116)     (18,284)     (34,607)
    Proceeds from maturities of short-term
     investments                                                1,899       17,633       35,781
    Proceeds from sale of equipment                                34           19          124
    Payments for purchase of property,
     plant and equipment                                       (7,110)      (4,604)      (6,320)
    Purchase of intangible assets                             (18,538)      (8,893)      (7,853)
    Increase in notes receivable, other                            --          (27)          (4)
    Repayments of notes receivable, other                          85          102           67
    Acquisitions, net of cash acquired                        (33,953)          --           --
    Payments for investment                                        --       (2,585)          --
    Purchase of minority interest                              (1,965)          --          (88)
-------------------------------------------------------------------------------------------------
         Net cash used by investing activities                (59,664)     (16,639)     (12,900)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Increase in short-term borrowings                          43,839        3,146        2,265
    Proceeds from long-term debt                                  871          172          123
    Repayment of long-term debt                               (10,353)     (12,954)        (389)
    Repayment of stockholders' notes receivable                   450           26           98
    Proceeds from issuance of common stock                      5,574        2,627          523
    Repurchase of common stock                                     --           --       (9,736)
    Capital contributions by minority stockholders                489           --           --
-------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities      40,870       (6,983)      (7,116)
-------------------------------------------------------------------------------------------------

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT FOR SHARES)

-----------------------------------------------------------------------------------------
                                                         1996         1995        1994
-----------------------------------------------------------------------------------------
 Effect of exchange rate changes on cash                  (618)        (156)         520
-----------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents       (8,500)       6,943       (7,231)
 Cash and cash equivalents, beginning of period         11,330        4,387       11,618
-----------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period             $  2,830     $ 11,330     $  4,387
=========================================================================================
 Supplemental disclosure of cash flow information:
     Cash paid during the year for interest           $  4,605     $  1,103     $    502
     Cash paid during the year for income taxes       $ 11,015     $  7,204     $ 11,614
-----------------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities:

-    In 1996, 1995 and 1994, net income tax benefits of $2,588, $934 and $254, respectively, were realized by the Company as a result of certain common stock options being exercised and the vesting of certain restricted common stock, reducing accrued federal and state income taxes payable and increasing common stock.

- In January 1994, the Company purchased technology and rights to a medical device valued at $5,000 in exchange for a non-negotiable, subordinated convertible note with a principal amount of $4,500. The Company also recorded the $500 differential as an increase in common stock.

- In August 1994, the Company acquired various patented technologies and a non-compete agreement valued at $8,600 from Citation Medical Corporation ("Citation"). These intangible assets were purchased in exchange for $2,000 in cash, Citation's stock, which the Company held as an investment of $6,200, and the cancellation of a license agreement which carried a net value of $400 on the Company's books. In addition, the Company adjusted the value of its Citation investment, resulting in a decrease in common stock of $392.

- During 1995, the Company incurred a liability of $45,215 in connection with the acquisition of a license agreement.

- During 1996, $698 of accounts receivable were written-off against the allowance for doubtful accounts.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except for shares and per share data)

1.   ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

ORGANIZATION

The consolidated financial statements of Sofamor Danek Group, Inc. (the "Company") include the accounts of the Company and its subsidiaries. The Company controls and owns 51% of a subsidiary in Belgium and 50% of two separate subsidiaries in Japan and Korea. All other subsidiaries are wholly owned. Minority interest represents minority stockholders' proportionate share of the equity in the subsidiaries. All significant intercompany balances, transactions and profits have been eliminated in consolidation.

BASIS OF PRESENTATION

The consolidated financial statements are prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 1996 and 1995 and reported amounts of revenues and expenses for each of the three years in the period ended December 31, 1996. Significant estimates include those made for product liability litigation, the allowance for doubtful accounts, inventory reserves for excess, obsolete and damaged products, depreciation and amortization. Actual results could differ from those estimates made by management.

NATURE OF OPERATIONS

The Company primarily develops, manufactures and markets spinal devices used in the surgical treatment of spinal disorders.

The Company has subsidiaries located throughout North America, Europe, Asia and Australia and has manufacturing facilities located in Indiana, Nevada, Florida, Colorado, and France. Products are sold primarily to hospitals, either directly or through distributors.

A significant portion of the Company's revenue is derived from its international operations. As a result, the Company's operations and financial results could be affected by international factors such as changes in foreign currency exchange rates or weak economic conditions in the international markets in which the Company distributes its products. In addition, inherent in the accompanying consolidated financial statements are certain risks and uncertainties. These risks and uncertainties include, but are not limited to: timely development and acceptance of new products, impact of competitive products, timely receipt of regulatory clearances required for new products, regulation of current products, potential impact on health care cost containment proposals on profitability, product obsolescence, the availability of product liability insurance, disposition of certain litigation matters and cash balances in excess of federally insured limits.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

INVESTMENTS

Investments represent the Company's investments in unconsolidated affiliates. Investments over which the Company exerts significant influence, but does not control the financial and operational direction, are accounted for using the equity method of accounting. All other investments are recorded at cost.

INVENTORIES AND LOANER INVENTORIES

Inventories and loaner inventories are stated at the lower of cost (determined principally by the first-in, first-out method) or market. The Company maintains a reserve for its estimate of excess, obsolete and damaged goods based on historical and forecasted usage.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including certain equipment acquired under capital leases, are stated at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives which range from 3 to 40 years. Assets acquired under capital leases are amortized over the term of the underlying lease. Amortization expense of assets under capital leases and depreciation expense for the years ended December 31, 1996, 1995, and 1994 totaled $5,449, $4,366 and $4,103, respectively.

Amounts expended for maintenance and repairs are charged to expense as incurred. Upon disposition, both the related cost and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to operations.

REVENUE RECOGNITION

Sales are recognized primarily upon the shipment of products to the customer or distributor. The Company derives revenues from both sales of products and certain service functions. The revenues from services are insignificant and accordingly are included in net sales.

Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.

INCOME TAXES

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.

The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION

All balance sheet accounts denominated in a currency other than U.S. dollars are translated into U.S. dollars at the current exchange rate as of the end of the accounting period. Income statement items are translated at weighted-average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in net income and amounted to net gains during 1996, 1995, and 1994 of $632, $827, and $487, respectively. Gains and losses relative to intercompany foreign currency transactions, for which settlement is not planned or anticipated in the foreseeable future, are excluded from net income and reported as cumulative translation adjustments.

TREASURY STOCK

The Company purchased 7,775 shares in 1996 and 678,433 shares in 1994 of its common stock at an aggregate cost of approximately $254 and $9,736, respectively. There were no shares purchased during 1995.

3.   INVENTORIES AND LOANER INVENTORIES

Net inventories at December 31, 1996 and 1995 consist of the following:

-------------------------------------------------------------------
                                                1996        1995
-------------------------------------------------------------------
 Finished goods                               $28,260      $21,238
 Work-in-process                                2,961        3,017
 Raw materials                                  2,262        1,468
-------------------------------------------------------------------
 Net inventories                              $33,483      $25,723
-------------------------------------------------------------------
 Loaner set inventories, net                  $14,123      $10,803
-------------------------------------------------------------------

Loaner set inventories consist of inventory items on loan or available to be loaned to customers. The inventory items used by the customer in surgery are recorded as sales when used; the remaining inventory in the set is returned to the Company.

4.   ACQUISITIONS

During 1996, the Company completed four acquisitions which have been accounted for utilizing the purchase method of accounting. Accordingly, the results of operations of the acquired businesses, which are not significant to the Company's consolidated results of operations, have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

In March 1995, the Company purchased 19.5% of the outstanding stock of Surgical Navigation Technologies, Inc. ("SNT"), a privately held company located in Broomfield, Colorado. In conjunction with the purchase, the Company acquired the exclusive worldwide license (except in Korea until 1997) to manufacture and distribute SNT products relating to frameless stereotactic surgery in the spinal and neurological fields. In May 1996, the Company acquired the remaining 80.5% of the outstanding stock of SNT.

In July 1996, the Company acquired the net assets of TiMesh, Inc., a privately held company located in Las Vegas, Nevada. The net assets acquired are used in the design, manufacture, and marketing of titanium plates and titanium alloy screws.

In July 1996, the Company acquired all of the capital stock of MedNext, Inc., a privately held company located in West Palm Beach, Florida that designs, manufactures and markets powered surgical instrumentation and accessories for surgical specialties.

In December 1996, the Company acquired all of the capital stock of Colorado S.A., a privately held company located in France. Colorado, S.A. designs and markets certain spinal devices used in the surgical treatment of deformities and lumbar disorders of the spine.

In connection with these acquisitions, the Company recorded certain loss contingencies. The Company has estimated the fair value of these loss contingencies, at the dates of acquisition, based on currently available information. The Company does not believe that changes in these estimates will have a material adverse effect on its consolidated financial position, results of operations or cash flows; however, material changes could significantly impact the final purchase price allocation.

The purchase agreements for two of these acquisitions contain provisions which provide for contingent payments to the former shareholders of each entity based upon certain calculations relative to revenues and earnings, as defined, through 1999. Such payments will be reflected as purchase price adjustments. During 1996, the Company recorded an adjustment to the purchase price of one of these acquisitions by $4,174. The Company is unable to determine whether such payments will be required for the years 1997 through 1999.

The estimated fair values assigned to the assets and liabilities acquired were as follows:

-------------------------------------------------------------------------------
 Total consideration paid (including amounts paid during 1995)        $ 38,796
 Fair value of liabilities assumed                                       6,935
 Fair value of tangible and identifiable assets acquired               (11,528)
-------------------------------------------------------------------------------
 Goodwill at acquisition date                                           34,203
 Adjustment to purchase price during 1996                                4,174
-------------------------------------------------------------------------------
 Goodwill for 1996 acquisitions                                       $ 38,377
===============================================================================

5.   INTANGIBLE ASSETS

Identifiable intangible assets and goodwill are recorded and amortized over their estimated economic lives or periods of future benefit. The Company amortizes goodwill on a straight-line basis over the estimated period of benefit ranging from 15 to 20 years. Other identifiable purchased intangible assets are amortized on a straight-line basis over their estimated period of benefit ranging from 1 to 12 years. The lives established for these assets are a composite of many factors which are subject to change because of the nature of the Company's operations. This is particularly true for goodwill which reflects value attributable to the going concern nature of acquired businesses, the stability of their operations, market presence and reputation. Accordingly, at each reporting period, the Company evaluates the continued appropriateness of these lives and recoverability of the carrying value of such assets based upon the latest available economic factors and circumstances. Impairment of value, if any, is recognized in the period in which it is determined. The Company does not believe that there are any facts or circumstances indicating impairment of identifiable intangible assets and goodwill at December 31, 1996.

A summary of intangible assets at December 31, is as follows:

------------------------------------------------------------------
                                               1996          1995
------------------------------------------------------------------
 Goodwill                                     $41,957      $ 1,399
 Patents                                       33,960       24,240
 Trademarks                                     1,767        1,350
 License agreements                             9,009        8,005
 Non-compete agreements                         6,528        2,325
 Other                                          3,770          519
------------------------------------------------------------------
                                               96,991       37,838
 Less: accumulated amortization               (13,565)      (8,238)
------------------------------------------------------------------
                                              $83,426      $29,600
==================================================================

6.   LICENSE AGREEMENT ACQUISITION CHARGE

During 1995, the Company entered into a license agreement (the "Agreement") with Genetics Institute, Inc. ("G.I.") to provide biological products for use in spinal applications. The Agreement provides exclusive North American distribution rights to the Company and requires annual payments through 1998 totaling $50,000. The Company charged $45,337 to operations during 1995 as purchased research and development. This charge represents the net present value of the total required payments pursuant to the Agreement plus related transaction costs. The liability recorded at December 31, 1996 represents the present value of the Company's remaining obligation under the terms of the Agreement.

7.   DISTRIBUTOR TERMINATION

During 1994, the Company entered into an agreement to terminate the exclusive U.S. distribution of the Sofamor product lines by National Medical Specialties, Inc. ("NMS"). On July 1, 1994, the Company began distributing Sofamor products in the United States at retail pricing versus the distributor pricing previously charged to NMS.

As a result of the Company discontinuing its relationship with NMS, a distributor contract termination charge and the related amortization of short-term intangibles of $10,000 was recorded as a charge to earnings during 1994.

8.   FOREIGN OPERATIONS

The Company operates in predominately one industry. A summary of the Company's operations by geographical areas for the three years ended December 31, 1996, is set forth below:

-------------------------------------------------------------------------------
                                            1996         1995        1994
-------------------------------------------------------------------------------
 REVENUES:
 North America                            $189,831     $147,025     $118,803
 Europe/Asia                                70,410       49,260       50,286
 Eliminations                              (15,716)      (7,486)      (7,412)
-------------------------------------------------------------------------------
 Total revenues                           $244,525     $188,799     $161,677
===============================================================================

 INCOME (LOSS) BEFORE TAXES:
 North America                            $  1,244     $ (5,995)    $ 33,814
 Europe/Asia                                12,790        5,060       (3,888)
-------------------------------------------------------------------------------
 Total income (loss) before taxes         $ 14,034     $   (935)    $ 29,926
===============================================================================

Included in income (loss) before taxes was a product liability litigation charge of $50,000 in North America during 1996, a license agreement acquisition charge of $45,337 in North America during 1995, and a distributor contract termination charge of $8,750 in Europe/Asia during 1994.

--------------------------------------------------------------------
                                                1996        1995
--------------------------------------------------------------------
 IDENTIFIABLE ASSETS:
 North America                                $270,697     $151,952
 Europe/Asia                                    67,421       53,305
 Eliminations                                  (21,898)     (21,898)
--------------------------------------------------------------------
 Total identifiable assets                     316,220      183,359
 Corporate assets                                2,941       13,254
--------------------------------------------------------------------
 Total assets                                 $319,161     $196,613
====================================================================

Corporate assets are composed primarily of cash, cash equivalents and short-term investments.

The following amounts are included in the consolidated financial statements for international subsidiaries:

----------------------------------------------------------------------------------------
                                                         1996         1995         1994
----------------------------------------------------------------------------------------
 Current assets                                       $ 52,240     $ 40,499     $ 39,329
 Property, plant and equipment                          12,141       10,496        9,241
 Intangible assets                                       6,303        5,909        4,032
 Other assets, not itemized                              2,629        1,561        2,420
----------------------------------------------------------------------------------------
                                                        73,313       58,465       55,022
----------------------------------------------------------------------------------------
 Current liabilities                                    33,343       18,240       12,412
 Net intercompany balance                                8,430        8,853       13,504
 Long-term liabilities                                   2,416        1,396        1,036
----------------------------------------------------------------------------------------
                                                        44,189       28,489       26,952
----------------------------------------------------------------------------------------
 Net assets                                           $ 29,124     $ 29,976     $ 28,070
========================================================================================

9.   NOTES PAYABLE AND LINES OF CREDIT

At December 31, 1996 and 1995, the Company had a loan agreement with a bank, which provided for borrowings of up to $50,000 and $40,000, respectively, under a revolving line of credit. During 1996, the Company could borrow funds under the loan agreement denominated in U.S. Dollars, French Francs, or Japanese Yen. U.S. Dollar, French Franc and Japanese Yen borrowings under the line of credit bear interest at rates of 0.625% above each of the 30-day adjusted LIBOR rate (5.5% at December 31, 1996), PIBOR rate (3.50% at December 31, 1996) and TIBOR rate (0.55% at December 31, 1996), respectively, and interest is payable monthly. The Company must also pay a quarterly fee of 0.125% per annum on the unused portion of the commitment. The loan agreement contains covenants which include certain restrictions, such as minimum levels of tangible net worth, minimum quarterly net income, and maintenance of an adequate debt service coverage ratio. The Company had the equivalent of $35,087 outstanding under the revolving line of credit at December 31, 1996, and no amount outstanding at December 31, 1995.

At December 31, 1996, the Company also had several loan agreements with various international banks. The aggregate maximum borrowings available under these lines of credit were equivalent to approximately $14,711 and bear interest at rates ranging from 1.625% to 14.25%. The Company had approximately $15,120 outstanding under the revolving lines of credit and various other short-term borrowings at December 31, 1996.

The Company's weighted average interest rate on short-term borrowings was approximately 6.5% at December 31, 1996 and 1995.

10.  LONG-TERM DEBT

In connection with the acquisition of the G.I. Agreement, the Company has recorded long-term debt equal to the net present value of the future annual payments (calculated at inception based on the Company's implicit borrowing rate of 6.75%). Interest expense is recognized ratably over the term of the agreement. The Company recognized interest expense of $1,880 and $1,650 relative to this agreement during 1996 and 1995, respectively.

During January 1994, the Company signed an agreement with an individual to acquire various technologies valued at $5,000. In exchange, the Company issued a non-negotiable, subordinated convertible note. The note, in the principal sum of $4,500, is due January 11, 2004, and bears interest at a rate equal to the rate that the Company actually earns on its investments calculated on an annual basis. Interest is payable annually. At any time after January 11, 1996, at the election of the individual, the note may be converted into 178,571 shares of common stock of the Company. The Company recorded the $500 differential between the value of technologies and the principal sum of the note as an increase in common stock.

Long-term debt at December 31, 1996 and 1995 consists of:

-------------------------------------------------------------------------------
                                                            1996         1995
--------------------------------------------------------------------------------
 Present value of amounts due under the G.I. Agreement    $ 22,998     $ 32,715
 Subordinated convertible note                               4,500        4,500
 Various term loans with banks at fixed interest rates
 from 0% to 9% maturing from 1997 to 1999 with annual
 installments ranging from $17 to $162                         639          815
 Capital lease obligations                                     850          181
--------------------------------------------------------------------------------
                                                            28,987       38,211
 Less current maturities                                   (16,687)     (10,086)
--------------------------------------------------------------------------------
                                                          $ 12,300     $ 28,125
================================================================================

At December 31, 1996, aggregate required payments of long-term debt, including capitalized lease obligations, are as follows:

--------------------------------------------------------------------------------
 1997                                                               $18,225
 1998                                                                 7,819
 1999                                                                   276
 2000                                                                   160
 2001                                                                    10
 Thereafter                                                           4,500
--------------------------------------------------------------------------------
                                                                    $30,990
================================================================================

11.  MINORITY INTERESTS

In February 1996, the Company established Kobayashi Sofamor Danek K.K. ("KSD") in Japan. The Company and Kobayashi Pharmaceutical Co., Ltd. ("KPC") each hold a 50% interest in KSD; however, the Company controls the financial and operational direction of KSD. KSD sells the Company's products exclusively to KPC. During 1996, the Company made a $26,700 prepayment of commissions to KPC under a thirty year agreement. The Company is amortizing the balance based upon sales to KPC. At December 31, 1996, the Company has recorded an aggregate of $26,338 included in prepaid expenses and other assets, which represents the unamortized portion of the prepayment.

In November 1996, the Company established Danek Korea Co., Ltd. ("DK") in Korea. The Company and Joint Medical Company ("JMC") each hold a 50% interest in DK; however, the Company controls the financial and operational direction of DK. DK sells the Company's products exclusively to JMC.

During 1996, in the aggregate, the Company recorded sales of $28,843 to KPC and JMC. At December 31, 1996, the Company had total receivables, in the aggregate, of $8,498 from KPC and JMC.

12.  INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, is as follows:

----------------------------------------------------------------------------------
                                    U.S.
                                   FEDERAL        STATE       FOREIGN      TOTAL
----------------------------------------------------------------------------------
 1996
 Current                           $ 11,061     $  1,387     $  4,676     $ 17,124
 Deferred                           (16,010)      (2,837)         427      (18,420)
----------------------------------------------------------------------------------
                                     (4,949)      (1,450)       5,103       (1,296)
 Charge in lieu of income taxes       2,240          349         --          2,589
----------------------------------------------------------------------------------
                                   $ (2,709)    $ (1,101)    $  5,103     $  1,293
==================================================================================
 1995
 Current                           $  7,587     $    805     $    670     $  9,062
 Deferred                           (16,141)        (171)          (3)     (16,315)
----------------------------------------------------------------------------------
                                     (8,554)         634          667       (7,253)
 Charge in lieu of income taxes         794          140         --            934
----------------------------------------------------------------------------------
                                   $ (7,760)    $    774     $    667     $ (6,319)
==================================================================================
 1994
 Current                           $  4,896     $    627     $     24     $  5,547
 Deferred                              (400)         (14)         665          251
----------------------------------------------------------------------------------
                                      4,496          613          689        5,798
 Charge in lieu of income taxes         220           34         --            254
----------------------------------------------------------------------------------
                                   $  4,716     $    647     $    689     $  6,052
==================================================================================


Charges in lieu of income taxes were recorded by the Company as a result of certain common stock options being exercised and the vesting of certain restricted common stock.

An analysis of the net deferred income tax asset at December 31, is as follows:

--------------------------------------------------------------------------------
                                                        1996      1995
--------------------------------------------------------------------------------
 Current deferred income tax assets:
 Accounts receivable                                  $   356    $   322
 Inventory                                              3,680      3,720
 Other                                                  1,276        657
 --------------------------------------------------------------------------------
Total current deferred income tax assets               5,312      4,699
--------------------------------------------------------------------------------
 Non-current deferred income tax assets:
 Product liability litigation                          17,500       --
 License agreement                                     14,017     15,075
 Other                                                  1,485        191
--------------------------------------------------------------------------------
 Total non-current deferred income tax assets          33,002     15,266
--------------------------------------------------------------------------------
 Total deferred income tax assets                     $38,314    $19,965
================================================================================
 Non-current deferred income tax liabilities:
 Property, plant and equipment                        $   121    $   191
--------------------------------------------------------------------------------
 Total non-current deferred income tax liabilities    $   121    $   191
================================================================================

No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to fully recognize these net deferred tax assets.

A reconciliation of federal statutory and effective income tax rates is as follows:


--------------------------------------------------------------------------------
                                                   1996        1995       1994
--------------------------------------------------------------------------------
 Statutory U.S. federal income tax rate             35.0%      35.0%     35.0%

 Effect of:
 Foreign operations                                (12.3)     732.7      (8.0)
 State income taxes, net of income tax benefit      (7.3)     (46.2)      1.3
 Tax credits                                        (2.0)      20.5      (2.9)
 Inventory contribution                             (4.2)       --       (1.4)
 Other, net                                          --       (66.2)     (3.7)
--------------------------------------------------------------------------------
 Effective rate                                      9.2%     675.8%     20.3%
================================================================================

13.  RELATED PARTY TRANSACTIONS

At December 31, 1995, the Company had loans of $4,165 to the Company's Chairman and Chief Executive Officer ("Chairman") for the purchase of common stock of the Company and for personal income taxes resulting from the exercise of common stock options and the vesting of certain restricted stock. Interest was charged at the applicable short-term federal rate as prescribed by the Internal Revenue Service and was due annually. During 1996, the Company's Board of Directors approved an amendment to the Chairman's loan forgiveness arrangements providing for forgiveness of the loans and the related compensation expense in increments beginning in 1996 through 2005 and for paying all future applicable taxes and interest on the loans. This forgiveness is conditional upon the Chairman remaining continuously employed by the Company for the next ten years and certain performance criteria. In the event of a change in control of the Company, the loans are immediately forgiven. The balance of the loans at December 31, 1996 was approximately $3,715 and collateralized by 200,000 shares of common stock.

14.  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases expiring in 2001. The future annual minimum rent payments under these leases at December 31, 1996 are as follows:

--------------------------------------------------------------------------------
 YEAR
--------------------------------------------------------------------------------
 1997                                                            $2,110
 1998                                                             1,572
 1999                                                             1,314
 2000                                                             1,070
 2001                                                                77
--------------------------------------------------------------------------------
                                                                 $6,143
================================================================================

Rent expense for 1996, 1995, and 1994, including month-to-month leases, was approximately $1,914, $903, and $711, respectively.

The Company has agreements with certain entities which provide the Company the rights to manufacture and market certain spinal system products developed and patented by these entities. The agreements provide for royalty payments ranging from 1% to 10% of the net selling prices (as defined by the agreements) of all the products sold or for required royalty payments, based on a predefined fee. These agreements are in force as long as the Company sells the related products. Royalty expense was $6,768, $5,907, and $4,083 in 1996, 1995, and 1994,
respectively.

At December 31, 1996, the Internal Revenue Service was conducting an audit of the Company's federal tax returns for the fiscal years ended December 31, 1995 and 1994. The Company is unable at this time to make a determination as to the ultimate outcome or the financial impact of these audits.

15.  LITIGATION

The Company is involved from time to time in litigation on various matters which are routine to the conduct of this business, including product liability and intellectual property cases.

PRODUCT LIABILITY CASES

Multidistrict Litigation:

In 1994, the Company and other spinal implant manufacturers were named as defendants in purported class action product liability lawsuits in various federal courts throughout the country alleging that plaintiffs were injured by spinal implants manufactured by the Company and others. On August 4, 1994, the Federal Judicial Panel on Multidistrict Litigation ordered that all federal court lawsuits then existing be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Federal court lawsuits filed after August 4, 1994 have also been transferred to and consolidated in the Eastern District of Pennsylvania. On February 22, 1995, Chief Judge Emeritus Louis C. Bechtle denied class certification. The federal court lawsuits before Judge Bechtle will remain coordinated for further pretrial purposes but are individual lawsuits. As previously disclosed, as a result of the denial of class certification by Judge Bechtle, a large number of additional plaintiffs have filed lawsuits alleging injuries caused by spinal implants manufactured by the Company. To date, approximately two thousand eight hundred (2,800) plaintiffs have filed lawsuits against the Company, with a few also naming as defendants various officers and directors of the Company. A majority of these plaintiffs filed their claims in 1995. Also, plaintiffs' lawyers have filed lawsuits involving about two thousand eight hundred fifty (2,850) claimants alleging a conspiracy theory among doctors, manufacturers (including the Company), hospitals, teaching institutions, professional societies and others to promote, in violation of applicable law, the use of spinal implants. Some plaintiffs have filed individual lawsuits, whereas other lawsuits list multiple plaintiffs and, in certain instances, multiple lawsuits have been filed on behalf of the same individual plaintiffs. On August 22, 1996, Judge Bechtle dismissed without prejudice plaintiffs' conspiracy claims. Many plaintiffs asserting these conspiracy claims have filed amended or new complaints, but it is not possible at this time to determine precisely how many of these conspiracy complaints will be reasserted or the number of additional plaintiffs that may file lawsuits.

The majority of such lawsuits were filed in federal courts throughout the country and are in the preliminary stages. Discovery proceedings, including the taking of depositions, have been ongoing in certain of the lawsuits that were first to be filed. Discovery in certain cases that were filed later will begin in 1997. Over one thousand eight hundred (1,800) of the plaintiffs have had their lawsuits returned to the state court in Memphis, Tennessee because it was determined that the federal courts lacked jurisdiction over their claims. It is anticipated that the Memphis, Tennessee state court judge will establish a schedule for case management and discovery. The trials of a number of lawsuits involving individual plaintiffs are scheduled to begin in the first six months of 1997, although delays in trial dates are common. Although plaintiffs have advanced claims under many different legal theories, the essence of plaintiffs' claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of FDA rules and regulations (governing marketing and labeling), that pedicle fixation has not been proven safe and efficacious in the context of FDA labeling standards and that plaintiffs have suffered a variety of injuries as a result of the use of the systems for pedicle fixation. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the courts in which such cases are filed.

In December 1996, AcroMed Corporation ("AcroMed"), a spinal implant manufacturer and a defendant in various of the cases pending in the Multidistrict Litigation, and the Plaintiffs' Legal Committee in the Multidistrict Litigation announced that they have entered into an understanding to resolve all product liability claims involving the use of AcroMed devices to achieve pedicular fixation in spinal fusion surgery. Under the announced terms of the proposed settlement, AcroMed will establish a settlement fund consisting of $100 million in cash and the proceeds of its product liability insurance policies. The parties submitted in January 1997 a formal class settlement agreement and related documentation for approval by Judge Bechtle. A hearing (scheduled for April 23, 1997) will be held to consider the fairness, adequacy and reasonableness of the settlement. All federal court proceedings involving AcroMed devices have been stayed pending final consideration of the proposed settlement.

Tennessee and Oregon Product Liability Actions:

In January 1995, the Company and other spinal implant manufacturers, doctors and a hospital were named defendants in a purported class action product liability lawsuit filed in Nashville, Tennessee state court. This lawsuit is limited to those individuals whose surgeries were performed at one specific hospital. Class certification has been denied by the trial judge in Nashville. The judge has selected two of the Company's cases as test cases to be prepared for trial. Fact discovery in these cases is scheduled for completion by March 1997. All other proceedings are stayed. In October 1995, the Company was served with a Portland, Oregon state court complaint that purported to be a class action. This Oregon complaint alleged, among other things, injury based upon various legal theories. In March 1996, the plaintiffs in this Oregon case withdrew the class allegations. Discovery has begun in these individual cases. In these Tennessee and Oregon actions, plaintiffs, who seek relief in the form of monetary damages of unspecified amounts, are continuing their lawsuits as individual cases.

The Company believes that it has defenses, including, without limitation, defenses based upon the failure of a cause of action to exist where no malfunction of the implant has occurred or the plaintiff has suffered no injury attributable to the Company's product, the expiration of the applicable statute of limitations and the learned intermediary defense. The Company has and will continue to assert the defenses primarily through the filing of dispositive motions. The Company believes that all product liability lawsuits currently pending against it are without merit and will continue to defend them vigorously.

All pending cases are currently being defended by insurance carriers, generally under reservation of rights. To date the cost of defending against claims has been largely reimbursed by the Company's insurers. The Company's insurance policies are reduced by the costs of defense, except for a policy issued by Royal Surplus Lines Insurance Co. ("Royal") covering the 12-month period that began in November 1995 (see below). The Company estimates that the litigation may continue for several years and, if so, the cost to defend and conclude these lawsuits is likely to exhaust its insurance coverage. An insurer, Royal, providing coverage for the 12-month period commencing in November 1995, brought an action in early December 1996 in the Federal District Court for the Middle District of Tennessee (Nashville Division) seeking a declaratory judgment as to, among other things, whether the policy covers lawsuits which have been reported to the insurer during the policy period. At December 31, 1996, the Company had a receivable from Royal of approximately $2.5 million for legal fees associated with the Company's product liability litigation paid by the Company during the policy year. The Company believes that the receivable is recoverable under the terms of the policy. The case is in a preliminary stage. Discovery has just been initiated. The Company believes the suit is without merit and will defend it vigorously.

As is common in the insurance industry, the Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage relating to product liability claims at a cost and on other terms and conditions that are acceptable to the Company, there can be no assurance that in the future it will be able to do so.

On January 6, 1997, the Company announced that its 1996 financial results would include a pre-tax charge of $50 million relating to costs associated with the product liability litigation described above. The charge, which has now been reflected in the Company's 1996 financial statements, covers the reasonably foreseeable costs that the Company was positioned in late December to estimate because the litigation had progressed and because changes in the fourth quarter of 1996 had occurred in facts and circumstances relating to the litigation. Among the changed facts and circumstances were the announcement of the AcroMed proposed settlement described above, the additional financial resources available to the plaintiffs' attorneys as a result of the settlement if the proposed settlement is ultimately approved, the likelihood that the litigation will continue for several years, in part, due to the additional financial resources provided to plaintiffs' attorneys if the proposed settlement is approved, the absence of AcroMed as a member of the joint defense group, the status of the Company's insurance described above and the continuing absence of dispositive rulings relating to the Company's defense motions.

While it is not possible to accurately predict the outcome of litigation, the amount of the charge taken in the fourth quarter represents the Company's best judgment of the probable reasonable costs (in excess of available insurance) to defend and conclude the lawsuits based on the facts and circumstances currently existing. The costs provided for include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's defense and conclusion of these matters.

The actual costs to the Company could differ from the estimated charge and will be dependent upon a number of factors that will not be known for some time, including, among other things, the resolution of defense motions and the extent of further discovery. Although an adverse resolution of the lawsuits could have a material effect on the Company's results of operations in future periods, the Company does not believe that these matters will in the future have a material adverse effect on its consolidated financial position. The Company is unable to predict the ultimate outcome or the financial impact of the product liability litigation.

SECURITIES LAWS ACTIONS

Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in the United States District Court in Memphis, Tennessee. Four of the lawsuits purport to be class actions. All of the lawsuits were consolidated into one case in the United States District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleges that the defendants made false and misleading statements and failed to disclose material facts to the investing public and seeks money damages. The alleged securities law violations are based on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former United States distributor of Sofamor products, National Medical Specialties, Inc. ("NMS"). The allegations relating to illicit and illegitimate sales of product are, for the most part, copied from product liability complaints filed against the Company and other manufacturers currently being coordinated in the United States District Court for the Eastern District of Pennsylvania which are referred to above. The allegations of improper sales relate to one of the Company's selling programs which has been publicly disclosed since May 1991. The allegations concerning NMS relate to the termination of the NMS distribution agreement covering Sofamor products in the United States. On October 3, 1995, the United States District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Sixth Circuit, which has not yet ruled on this appeal.

SPANISH DISTRIBUTOR ACTION

In late September 1994, a Magistrate of the Commercial Court in Paris ruled in favor of a former Spanish distributor of Sofamor's products on a claim of wrongful termination of the distribution agreement in 1992. Prior to the Combination, an accrual was established, with a related charge to earnings, for this pending litigation. On the Combination date in June 1993, the Company also established a separate indemnity with respect to potential losses resulting from such lawsuit and placed in escrow shares issued to the former Sofamor shareholders pending the final outcome of this lawsuit. The $3.0 million award (including interest) rendered by the French Magistrate exceeded the pre-established accrual. As a result, the Company recorded an expense of $2.2 million for the non-recurring litigation award during the third and fourth quarters of 1994. The Company filed an appeal which involves a complete retrial on all issues. The former Spanish distributor recently filed its papers in the appeal and seeks additional damages; the Company seeks to have the decision of the Commercial Court reversed. A hearing on the appeal is currently scheduled for the fourth quarter of 1997.

The Company does not believe the Securities Laws Actions or the Spanish Distributor Action, described above, will have a material adverse effect on its consolidated financial position, results of operations or cash flows because of, among other reasons, the facts and circumstances existing with respect to each action, the Company's belief that these actions are without merit, certain defenses available to the Company and the availability of insurance in the Securities Laws Actions.

16.  STOCK OPTION AND RESTRICTED STOCK PLANS

In 1990, the Company adopted an incentive stock option plan (the "1990 Plan") for certain key employees, covering 1,475,000 shares of common stock, a non-qualified stock option plan for distributors and consultants (the "Distributor and Consultant Plan") covering 225,000 shares of common stock, and a restricted stock plan covering 148,450 shares of common stock. The number of shares covered under the 1990 Plan was subsequently reduced to 675,000 on June 21, 1993.

Under the Distributor and Consultant Plan, the exercise price may not be less than $2.22 per share. Options have a maximum term of ten years from the date of the option grant. During 1995, the number of shares of common stock covered was increased to 625,000.

In February 1991, the Company adopted a stock option plan for certain directors of the Company (the "Directors' Plan").

In December 1992, the Company adopted the 1993 long-term incentive plan (the "Long-Term Incentive Plan") for certain directors and key employees, covering 500,000 shares of common stock. The number of shares of common stock reserved under the Long-Term Incentive Plan was increased to 800,000 in 1993, to 2,500,000 in 1994 and to 3,500,000 in 1995. Awards may be in the form of stock options to purchase shares, stock appreciation rights, performance units, restricted stock or any combination of the above. Options have a maximum term of ten years from the date of the option grant. Under the Long-Term Incentive Plan, the exercise price shall be determined by the Company, except that the exercise price may not be less than the market price at the date of the option grant for any incentive stock options awarded.

During 1996, the Board of Directors proposed an amendment to the Company's Long-Term Incentive Plan to increase the number of shares of the common stock available under the Plan by 2,500,000, contingent upon approval by the Company's shareholders. Also, the Board of Directors proposed an amendment to the Company's Incentive Stock Option Plan to decrease the number of shares of the common stock available under the Plan by 61,642.

Activity under all of the stock option plans, including the 2,500,000 shares of common stock approved by the Board of Directors in 1996, for the years ended December 31, 1996, 1995, and 1994 is summarized as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                1996                1995                1994
--------------------------------------------------------------------------------------------------------------------
 Shares under option at beginning of year                    3,597,939             2,661,120            808,648
 Granted                                                     1,621,150             1,453,700          2,511,000
 Exercised                                                    (417,744)             (231,653)           (54,062)
 Lapsed                                                        (37,873)             (285,228)           (70,766)
 Terminated                                                   (468,100)                    -           (533,700)
 -------------------------------------------------------------------------------------------------------------------
 Shares under option at end of year                          4,295,372             3,597,939          2,661,120
====================================================================================================================

 Shares under option exercisable at end of year              1,175,832               863,739            480,740

 Price range of shares under option excercisable at end
 of year                                                   $3.87 - $37.50       $3.87 - $37.50       $3.87 - $37.50

 Weighted average exercise price                                $16.17                $14.75             $12.45

 Shares available for future grant                           2,057,068               733,887            502,359
====================================================================================================================

Additional information regarding stock options outstanding at December 31, 1996 is shown below:

                                         OUTSTANDING OPTIONS                   EXERCISABLE OPTIONS
--------------------------------------------------------------------------------------------------------
                                              WEIGHTED         WEIGHTED                         WEIGHTED
                                               AVERAGE          AVERAGE                         AVERAGE
                                              EXERCISE      REMAINING TERM                      EXERCISE
    OPTION PRICE RANGE     OPTION SHARES        PRICE                          OPTION SHARES     PRICE
--------------------------------------------------------------------------------------------------------
     $ 3.50 - $14.50         1,625,880      $12.57             8.8 years          719,976        $12.17
     $14.51 - $24.50         1,709,342      $20.05             8.4 years          318,056        $19.76
     $24.51 - $37.50           960,150      $27.12             9.1 years          137,800        $28.73

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. SFAS 123, "Accounting for Stock-Based Compensations ("SFAS 123") was issued during 1995 and changes the methods for recognition of cost on plans similar to those of the Company. Adoption of the accounting provisions of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 is presented below:

--------------------------------------------------------------------------------
                                       1996                      1995
--------------------------------------------------------------------------------
                            AS REPORTED    PRO FORMA    AS REPORTED  PRO FORMA
--------------------------------------------------------------------------------
 Net income                   $11,267        $8,726       $4,967      $4,063

 Net income per share         $  0.44        $ 0.34       $ 0.20      $ 0.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 0%, expected volatility of 44.4%, risk-free interest rate of 6.2%, and expected lives of 4.2 years; 1995: dividend yield of 0%, expected volatility of 44.4%, risk-free interest rate of 6.3%, and expected lives of 4.2 years. The weighted average fair value of options at grant date were $12.59 and $8.20 in 1996 and 1995, respectively.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

17.  NET INCOME PER COMMON SHARE

Primary and fully diluted net income per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common stock equivalents are in the form of stock options which have an effect on 1996, 1995 and 1994 primary and fully diluted net income per common share calculations. Common stock equivalents for 1996 and 1995 also include assumed converted debt securities. For the years ended December 31, 1996 and 1995, net income was adjusted by $124 and $115, respectively, to calculate earnings per share. This adjustment represented the interest charges, net of taxes, incurred in relation to convertible debt which was assumed to be converted for the weighted average number of shares calculation. Share equivalents used for fully diluted calculations in 1996, 1995 and 1994 are higher than share equivalents used for primary net income per share calculations due to the higher fair value of the common stock at the year end versus the average fair value of the stock during the year. The following table presents information necessary to calculate net income per share for the fiscal years ended December 31, 1996, 1995 and 1994:

-----------------------------------------------------------------------------------------------------------
                                                        1996                 1995                  1994
-----------------------------------------------------------------------------------------------------------
 Primary:
 Weighted average shares outstanding                   24,284,005         23,846,242            24,013,855
-----------------------------------------------------------------------------------------------------------
 Shares equivalents                                     1,762,442          1,369,363               482,852
                                                       26,046,447         25,215,605            24,496,707
===========================================================================================================
 Fully diluted:
 Weighted average shares outstanding                   24,284,005         23,846,242            24,013,855
 Shares equivalents                                     1,824,548          1,548,519               568,220
-----------------------------------------------------------------------------------------------------------
                                                       26,108,553         25,394,761            24,582,075
============================================================================================================


18.  ACCRUED EXPENSES

Accrued expenses at December 31, 1996 and 1995 consist of the following:

--------------------------------------------------------------------------------------------------------
                                                                     1996                         1995
--------------------------------------------------------------------------------------------------------
 Amounts due to suppliers                                       $    2,045                   $     2,778
 Commissions                                                         5,001                         3,420
 Payroll, benefits, and related taxes                               12,493                         3,848
 Royalties                                                           2,288                         1,452
 Amount due to former shareholders of acquired company               4,174                             -
 Interest                                                            1,018                         1,879
 Product liability litigation                                        2,000                             -
 Other                                                               9,751                         7,757
--------------------------------------------------------------------------------------------------------
                                                                 $  38,770                    $   21,134
=========================================================================================================


19.  EMPLOYEE BENEFIT PLANS

In January 1990, the Company adopted an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees that are 21 years of age and have completed at least six months of continuous service with the Company. In 1994, the Company's allowable match was 50% of the employees' contributions up to a maximum of 4% of the payroll of each participant. In 1995, the Company increased its maximum matching contribution to equal 100% of the employee's first 3% contributed and 50% of the next 2%. These matching percentages are subject to revision at the discretion of the Company's Board of Directors. Company contributions generally vest at 20% per year beginning the end of the second year of service with the participants becoming fully vested in the sixth year of service. The amount charged against income in 1996, 1995, and 1994 was approximately $477, $385, and $172, respectively.

In November 1991, the Company adopted an employee stock purchase plan ("ESPP") to provide employees of the Company the opportunity to purchase shares of common stock of the Company. The ESPP covers full-time employees of the Company (as defined by the ESPP) that have completed 6 months of employment. An aggregate of 60,000 of the Company's shares of common stock have been reserved for inclusion in the ESPP. The amount charged against income in 1996, 1995, and 1994 was approximately $22, $14, and $19, respectively, which represented the Company's contribution of 15% of the employee's contribution.

20.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount for cash, short-term investments, notes and other receivables, and notes and loans payable approximates fair value due to the short maturity of these instruments.

The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities or quoted market prices for the shares of stock to which the debt instrument may be converted, as applicable.

The estimated fair value of the Company's financial instruments at December 31, 1996 are as follows:

--------------------------------------------------------------------------------
                                             CARRYING AMOUNT       FAIR VALUE
--------------------------------------------------------------------------------
 Cash and short-term investments              $   2,830          $    2,830
 Short-term investments                             111                 111
 Other receivables                               15,813              15,813
 Notes payable and lines of credit               50,207              50,207
 Long-term debt                                  28,987              30,778
--------------------------------------------------------------------------------
                                              $  97,948          $   99,739
================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" contained on pages 2 and 3 of the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation" contained on pages 8 and 9 of the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Common Stock Owned by Principal Shareholders and Management" contained on pages 6 and 7 of the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" contained on pages 16 and 17 of the Company's 1997 Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      Financial Statements

Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

Consolidated Balance Sheets--December 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . 25

Consolidated Statements of Income--Years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . 26

Consolidated Statements of Changes in Stockholders' Equity--Years ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Consolidated Statements of Cash Flows--Years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . 28

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                 (2)      Financial Statement Schedules

Report of Independent Accountants on Financial Statement Schedules  . . . . . . . . . . . . . . . . . . 48
Schedule VIII--Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . 49

Schedules other than those referred to above have been omitted because they are not required or because the information is included elsewhere in the Consolidated Financial Statements.

         (3)      Exhibits

See Index to Exhibits

     (B) REPORTS ON FORM 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOFAMOR DANEK GROUP, INC.
                                       (REGISTRANT)

                                       BY:     /s/ E. R. PICKARD
                                          --------------------------------------
                                               E. R. PICKARD
                                               CHAIRMAN, CHIEF EXECUTIVE
                                               OFFICER AND DIRECTOR

                                               MARCH 21, 1997
                                          -------------------------------------
                                                    DATE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE (CAPACITY)                                 DATE
---------                         ----------------                                 ----
/s/ E. R. Pickard                 Chairman, Chief Executive Officer and            March 21, 1997
---------------------------         Director (Principal Executive Officer)
E. R. Pickard

/s/ Laurence Y. Fairey            Chief Financial Officer and Executive Vice       March 21, 1997
---------------------------         President (Principal Financial and
Laurence Y. Fairey                  Accounting Officer)

L. D. Beard*                      Director                                         March 21, 1997
---------------------------
L. D. Beard

George W. Bryan, Sr.*             Director                                         March 21, 1997
---------------------------
George W. Bryan, Sr.

Robert A. Compton*                Director                                         March 21, 1997
---------------------------
Robert A. Compton

Yves Paul Cotrel, M.D.*           Director                                         March 21, 1997
---------------------------
Yves Paul Cotrel, M.D.

/s/ James J. Gallogly             Director, President and                          March 21, 1997
---------------------------         Chief Operating Officer
James J. Gallogly

Samuel F. Hulbert, Ph.D.*         Director                                         March 21, 1997
---------------------------
Samuel F. Hulbert, Ph.D.

Marie-Helene Plais, M.D.*         Director                                         March 21, 1997
---------------------------
Marie-Helene Plais, M.D.

George F. Rapp, M.D.*             Director                                         March 21, 1997
---------------------------
George F. Rapp, M.D.



*By:  /s/ J. Mark Merrill
     ---------------------
          J. Mark Merrill
          Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Our report on the consolidated financial statements of Sofamor Danek Group, Inc. and Subsidiaries is included on page 24 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule in the index on page 46 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                       COOPERS & LYBRAND, L.L.P.




Memphis, Tennessee
January 31, 1997

SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                Balance at      Charged to                                        Balance at
                                               beginning of     costs and       Deductions and                      end of
               Description                        period         expenses      Reclassifications   Other(2)         period
-----------------------------------------------------------------------------------------------------------------------------

     Allowance for doubtful accounts

    For the Years Ended December 31,
    --------------------------------

                  1996                           $1,555            $705       $(698)  (1)          $ 27             $1,589

                  1995                            1,654             318        (704)  (1)           287              1,555

                  1994                            1,074             966        (377)  (1)            (9)             1,654

(1)      Amounts written off during the year
(2)      Foreign currency translation adjustment

                           SOFAMOR DANEK GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1996

                               INDEX TO EXHIBITS


Number Assigned
in Regulation
S-K, Item 601        Description of Exhibit
--------------       ----------------------
(3)    3.1           Amended and Restated Articles of Incorporation of Sofamor
                     Danek Group, Inc. (the "Company") (1) (3.1), as further
                     amended by Articles of Amendment dated June 22, 1993 (6) (3.1)

       3.2        *  Amended and Restated Code of By-Laws of the Company

(4)    4.1           Form of Certificate for Common Stock (6) (4.1)

(10)  10.1           Agreement by and between Danek Medical, Inc. and Texas
                     Scottish Rite Hospital for Crippled Children, dated
                     August 9, 1988, as amended by a letter agreement dated
                     August 21, 1991, amending the schedule to the Agreement
                     (3) (10.17)

      10.2           Agreement by and between AcroMed Corporation and Danek
                     Medical, Inc., dated March 29, 1989, as amended (2) (10.18)

      10.3 Agreement for Sublease by and between Word, Inc. and the Company, dated February 29, 1988 (2) (10.24)

      10.4        *  $40,000,000 Revolving Line of Credit Loan Agreement with
                     Third National Bank in Nashville dated October 14, 1994,
                     (the "Revolving Loan Agreement") as amended by
                  *  Amendment to Revolving Loan Agreement dated June 30, 1995,
                  *  Second Amendment to Revolving Loan Agreement dated October 11,
                     1995,
                  *  Third Amendment to Revolving Loan Agreement dated August 1, 1996, and
                  *  Fourth Amendment to Revolving Loan Agreement dated January 31, 1997.

      10.5           Stock Exchange Agreement, dated as of March 28, 1993, among the Company and the Holders listed on the signatory pages
                     thereto of all of the issued and outstanding shares of capital stock of Sofamor, S.A. (4) (2.1)

      10.6           Amendment No. 1 to the Stock Exchange Agreement, dated as of
                     June 21, 1993, among the Company and the Holders of all of the capital stock of Sofamor, S.A. (5)

      10.7 Shareholders' Agreement among the Company, the shareholders listed on the signatory pages thereto and SOFYC, S.C., as the Designated Representative of such shareholders (4) (10.1)

Number Assigned
in Regulation
S-K, Item 601        Description of Exhibit
--------------       ----------------------
      10.8           Escrow Agreement among the Company, the Holders listed on
                     the signatory pages thereof of all of the issued and outstanding capital stock of Sofamor, S.A. and Citibank, N.A. as escrow agent dated June 21, 1993 (4) (10.2)

      10.9           Intellectual Property Purchase Agreement, dated as of March 28,
                     1993, among the Company, Dr. Yves Paul Cotrel and Sofamor, S.A. (4) (10.3)

      10.10          Amended and Restated License Agreement between Genetics Institute, Inc.
                     and Sofamor Danek Properties, Inc. dated February 15, 1995 (8) (10.1)

MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS, ETC.

      10.11          Employment Agreement and Letter Agreement between Richard E. Duerr, Jr.
                     and the Company dated January 1, 1996 (9) (10.15)

      10.12          Employment Agreement and Letter Agreement between Laurence Y. Fairey and the Company dated January 1, 1996 (9) (10.16)

      10.13          Employment Agreement and Letter Agreement between Mark D. LoGuidice and the Company dated January 1, 1996 (9) (10.17)

      10.14          Employment Agreement and Letter Agreement between J. Mark Merrill and the Company dated January 1, 1996 (9)  (10.18)

      10.15       *  Employment Agreement between Peter J. Elkhuizen and the Company dated
                     October 30, 1996.

      10.16          Employment Agreement and Letter Agreement between Richard W. Treharne and the Company dated January 1, 1996 (9) (10.20)

      10.17          Employment Agreement and Letter Agreement between Don W. Urbanowicz and the Company dated January 1, 1996 (9) (10.21)

      10.18          Employment Agreement between R. Lew Bennett and the Company dated
                     January 1, 1996 (9) (10.22)

      10.19          Employment Agreement between Gene B. Sponseller and the Company dated
                     January 1, 1996 (9) (10.24)

      10.20          Letter Agreement between E. R. Pickard and the Company dated January 1, 1996 and Resolution of the Company's Compensation Committee (9) (10.25)

      10.21          Letter Agreement between James J. Gallogly and the Company dated January 1, 1996 and Resolution of the Company's Compensation Committee (9) (10.26)

      10.22          Employment Agreement between Sofamor and Marie-Helene
                     Plais dated June 21, 1993 (6) (10.50)

Number Assigned
in Regulation
S-K, Item 601        Description of Exhibit
--------------       ----------------------                                                                             -
      10.23          Amended and Restated Non-Qualified Stock Option Plan (2) (10.25)

      10.24 Non-Qualified Stock Option Agreement between the Company and E. R. Pickard dated November 30, 1990, (2) (10.26)
                     as amended by an Amendment dated March 10, 1992 (3) (10.26)
                     and by Second Amendment dated February 16, 1995 (7) (10.24)
                     and by Third Amendment dated July 21, 1995 (9) (10.28)

      10.25          Incentive Stock Option Plan, as amended (1) (10.30)

      10.26          Amended and Restated Stock Option Plan for Distributors and
                     Consultants (9) (10.30)

      10.27          Non-Employee Directors' Stock Option Plan (2) (10.34)

      10.28       *  Cash Bonus Plan

      10.29       *  Employee Stock Purchase Plan

      10.30       *  Amended and Restated Loan Forgiveness Agreement dated
                     October 11, 1996 between the Company and E.R. Pickard.

      10.31       *  1993 Long-Term Incentive Plan, as amended

      10.32          Stock Pledge Agreement between E. R. Pickard and the
                     Company dated November 30, 1990.  (6) (10.42)

      10.33          Agreement between the Company and E. R. Pickard dated
                     December 15, 1995 (9) (10.40)

(22)  22.1        *  Subsidiaries of the Company

(24)  24.1        *  Consent of Coopers & Lybrand, Independent Public Accountants

(25)  25.1        *  Powers of attorney from directors of the Company
                     authorizing signature of this report

(27)  27.1        *  Financial Data Schedule (For SEC use only)

(28)  28.1        *  Annual Report on Form 11-K of the Employee Stock
                     Purchase Plan for the fiscal year ended December
                     31, 1996
----------------------

* Previously unfiled documents are noted with an asterisk

(1) Incorporated by reference from the Exhibits to the Form 10-K of the Registrant for the fiscal year ended December 31, 1992. (Exhibit number in the Form 10-K is set forth in italics.)

(2) Incorporated by reference from the Exhibits to the Form S-1 Registration
    Statement No. 33-39593 of the Registrant. (Exhibit number in the Form S-1 is set forth in italics.)

(3) Incorporated by reference from the Exhibits to the Form 10-K of the Registrant for the fiscal year ended December 31, 1991. (Exhibit number in the Form 10-K is set forth in italics.)

(4) Incorporated by reference from the Exhibits to the Form S-4 Registration
    Statement No. 33-63040 of the Registrant. (Exhibit number in the Form S-4 is set forth in italics)

(5) Incorporated by reference from the Exhibits to the Form 8-K of the Registrant filed with the Securities and Exchange Commission on June 29,
    1993.

(6) Incorporated by reference from the Exhibits to the Form 10-K of the Registrant for the fiscal year ended December 31, 1993. (Exhibit number in the Form 10-K is set forth in italics.)

(7) Incorporated by reference from the Exhibits to the Form 10-K of the Registrant for the fiscal year ended December 31, 1994. (Exhibit number in the Form 10-K is set forth in italics.)

(8) Incorporated by reference from the Exhibits to the Form 10-Q of the Registrant for the quarter ended March 31, 1995. (Exhibit number in the Form
    10-K is set forth in italics.)

(9) Incorporated by reference from the Exhibits to the Form 10-K of the Registrant for the fiscal year ended December 31, 1995. (Exhibit number in the Form 10-K is set forth in italics.)