Form 10-Q
period 1997-03-31
SOFAMOR DANEK GROUP INC
filed 1997-05-08
CIK 873730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                                 -----------------------------------------------
                                       OR

   [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------
Commission File Number:    000-19168
                         -------------------------------------------------------

                            Sofamor Danek Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                                                             35-1580052
------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)

1800 Pyramid Place, Memphis, Tennessee                              38132
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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

24,607,504 shares of common stock outstanding as of March 31, 1997
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARES)

                                                         MARCH 31,      DECEMBER 31,
                                                           1997             1996
                                                        -----------     ------------
ASSETS                                                  (UNAUDITED)
Current Assets:
     Cash and cash equivalents                           $   5,083       $   2,830
     Short-term investments                                     72             111
     Accounts receivable--trade, less allowance for
       doubtful accounts of $1,605 and $1,589 for
       March 31, 1997 and December 31, 1996,
       respectively                                         74,498          70,031
     Other receivables                                      19,241          15,813
     Inventories                                            41,868          33,483
     Loaner set inventories                                 15,217          14,123
     Prepaid expenses                                        4,906           6,318
     Prepaid income taxes                                      476            --
     Current deferred income taxes                           5,500           5,312
                                                         ---------       ---------
         Total current assets                              166,861         148,021
Property, plant and equipment
     Land                                                    1,457           1,484
     Buildings                                              10,828          11,261
     Machinery and equipment                                32,612          32,083
     Automobiles                                               642             708
                                                         ---------       ---------
                                                            45,539          45,536
     Less accumulated depreciation                         (20,819)        (20,026)
                                                         ---------       ---------
                                                            24,720          25,510

Investments                                                    904             920
Intangible assets, net                                      83,801          83,426
Other assets                                                28,551          28,282
Non-current deferred income taxes                           32,232          33,002
                                                         =========       =========
         Total assets                                    $ 337,069       $ 319,161
                                                         =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

                                                         MARCH 31,      DECEMBER 31,
                                                           1997             1996
                                                        -----------     ------------
LIABILITIES                                             (UNAUDITED)
Current Liabilities:
     Notes payable and lines of credit                   $  57,441       $  50,207
     Current maturities of long-term debt                   16,671          16,687
     Accounts payable                                       11,308           7,332
     Income taxes payable                                    2,080           3,898
     Accrued expenses                                       33,319          38,770
                                                         ---------       ---------
         Total current liabilities                         120,819         116,894

Long-term debt, less current maturities                     12,297          12,300
Deferred income taxes                                          112             121
Product liability litigation                                47,015          48,000
Minority interest                                            2,667           2,020

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
     authorized, no shares outstanding
Common stock, no par value 150,000,000 shares
     authorized: 25,293,412 and 25,094,277 shares
     issued (including 685,908 shares held in treasury)
     at March 31, 1997 and December 31, 1996,
     respectively                                           57,813          52,994
Retained earnings                                          110,818          98,044
Cumulative translation adjustment                             (745)          2,542
                                                         ---------       ---------
                                                           167,886         153,580
Less:
     Cost of common stock held in treasury                  (9,985)         (9,985)
     Unearned compensation                                     (27)            (54)
     Stockholder notes receivable                           (3,715)         (3,715)
                                                         ---------       ---------
         Total stockholder's equity                        154,159         139,826
                                                         ---------       ---------
         Total liabilities and stockholder's equity      $ 337,069       $ 319,161
                                                         =========       =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            1997            1996
                                                         ---------       ---------
Revenues                                                 $  69,759       $  54,218

Cost of goods sold                                          12,370          10,616
                                                         ---------       ---------

Gross Profit                                                57,389          43,602

Operating Expenses:
   Selling, general and administrative                      32,698          25,988
   Research and development                                  4,730           3,638
                                                         ---------       ---------
                                                            37,428          29,626
                                                         ---------       ---------


Income from operations                                      19,961          13,976

Other income                                                    76             980
Interest expense                                            (1,176)           (777)
                                                         ---------       ---------

Income from operations before provision
   for and charge in lieu of income taxes                   18,861          14,179

Provision for and charge in
   lieu of income taxes                                      5,470           3,582
                                                         ---------       ---------

Income before minority interest                             13,391          10,597

Minority interest                                             (617)           (412)
                                                         ---------       ---------

Net income                                               $  12,774       $  10,185
                                                         =========       =========

Fully diluted net income per share                       $    0.48       $    0.39
                                                         =========       =========

Weighted average common shares outstanding                  26,695          26,091
                                                         =========       =========

Note: Primary weighted average shares approximate fully diluted weighted average shares.

                   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1997            1996
                                                         ---------       ---------
Cash flows from operating activities:
   Income before minority interest                       $  13,391       $  10,597
   Minority interest                                          (617)           (412)
                                                         ---------       ---------
Net income                                                  12,774          10,185

Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Depreciation and amortization                          3,630           1,936
      Provision for doubtful accounts receivable                70              47
      Deferred income tax (benefit) expense                    222          (1,372)
      Gain on disposal of equipment                             (7)           --
      Minority interest                                        617             412
Changes in assets and liabilities:
   Accounts receivable                                      (6,771)           (344)
   Other receivables                                        (3,549)         (4,414)
   Inventories and loaner set inventories                  (10,631)         (1,120)
   Prepaid expenses                                          1,302              74
   Prepaid income taxes                                       (479)         (1,322)
   Other assets                                               (315)        (14,724)
   Accounts payable                                          4,230            (943)
   Income taxes payable                                         44           5,829
   Accrued expenses                                         (4,590)          5,035
   Product liability litigation                               (985)           --
                                                         ---------       ---------
      Net cash used by operating activities                 (4,438)           (721)
                                                         ---------       ---------

Cash flows from investing activities:
   Purchase of short-term investments                           (2)        (10,856)
   Proceeds from maturities of short-term investments           33          12,067

                   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                1997            1996
                                                              ---------       ---------
   Payments for purchase of property, plant and equipment        (1,549)          (1,627)
   Proceeds from sale of equipment                                   14
   Purchase of intangible assets                                 (3,867)            (992)
   Increase in notes receivable, other                              (23)            --
   Repayments of notes receivable, other                              9                2
   Payments for investment                                          (55)            --
                                                              ---------        ---------
      Net cash used by investing activities                      (5,440)          (1,406)
                                                              ---------        ---------
Cash flows from financing activities:
   Increase in short-term borrowings                              8,423            1,978
   Proceeds from long-term debt                                     130              926
   Repayment of long-term debt                                      (41)             (28)
   Proceeds from issuance of common stock                         3,197            2,928
   Capital contribution by minority shareholder                     148              428
                                                              ---------        ---------
      Net cash provided by financing activities                  11,857            6,232
                                                              ---------        ---------
Effect of exchange rate changes on cash                             274           (1,292)
                                                              ---------        ---------
Increase in cash and cash equivalents                             2,253            2,813
Cash and cash equivalents, beginning of period                    2,830           11,330
                                                              ---------        ---------
Cash and cash equivalents, end of period                      $   5,083        $  14,143
                                                              =========        =========

Supplemental disclosure of non-cash investing and financing activities:

     - In 1997 and 1996, net income tax benefits of $1,622 and $1,429, respectively, were realized by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock, reducing accrued federal and state income taxes payable and increasing common stock.


                   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.    Financial Statement Presentation

      The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

2.    Inventories and Loaner Set Inventories

      Net inventories and loaner set inventories consist of:

      -----------------------------------------------------------------------------
                                                    March 31,         December 31,
                                                       1997               1996
      -----------------------------------------------------------------------------
        Finished goods                               $34,401            $28,260
        Work-in-process                                4,761              2,961
        Raw materials                                  2,706              2,262
      -----------------------------------------------------------------------------

        Net inventories                              $41,868            $33,483
      -----------------------------------------------------------------------------

        Loaner set inventories, net                  $15,217            $14,123
      -----------------------------------------------------------------------------

3.    Income Taxes

      The Company's effective income tax rates were 29.0% and 25.3%, respectively, for the quarters ended March 31, 1997 and March 31, 1996. The difference between the Company's effective and statutory tax rates for both 1997 and 1996 resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. At March 31, 1997, the balance sheet of the Company reflected a net deferred tax asset of $37,620. No valuation allowance was recorded since sufficient taxable income existed in available carryback periods to recognize fully these net deferred tax assets.

      During the first quarters of 1996 and 1995, charges in lieu of income taxes of $1,622 and $1,429, respectively, were recorded by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock.

4.    Adoption of SFAS 128

      In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company will adopt the disclosure requirements of FAS 128 beginning December 31, 1997. The Company does not expect the adoption of FAS 128 to have a material impact on earnings per share when presented on a comparable basis.

5.    Commitments and Contingencies

      The Company is involved from time to time in litigation on various matters which are routine to the conduct of its business, including product liability and intellectual property cases.

      PRODUCT LIABILITY LITIGATION

      Beginning in 1994, the Company and other spinal implant manufacturers were named as defendants in a number of product liability lawsuits brought in various federal and state courts around the country. These lawsuits allege that plaintiffs were injured by spinal implants manufactured by the Company and others. Although the plaintiffs have advanced claims under many different legal theories, the essence of their claims appear to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of Food & Drug Administration ("FDA") rules and regulations (governing marketing and labeling), that pedicle fixation has not been proven safe and effective in the context of FDA labeling standards, that some or all of the spinal systems are defectively designed and manufactured, and that plaintiffs have suffered a variety of injuries as a result of their physicians' use of such systems in pedicle fixation. The Company has also been named as a defendant in a number of lawsuits instituted by plaintiffs who have received spinal implants manufactured by other manufacturers and in which the Company is alleged to have participated in a conspiracy among doctors, manufacturers, hospitals, teaching institutions, professional societies and others to promote, in violation of applicable law, the use of spinal implants.

      In a number of cases, plaintiffs have sought to proceed as representatives of classes of spinal implant recipients. All efforts to obtain class certification have been denied or withdrawn. Some plaintiffs have filed individual lawsuits, whereas other lawsuits list multiple plaintiffs and, in certain instances, multiple lawsuits have been filed on behalf of the same individual plaintiffs. Plaintiffs typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the court in which the case has been filed. A few suits also name as defendants various officers and directors of the Company.

      To date, approximately two thousand eight hundred fifty (2,850) plaintiffs have joined in lawsuits against the Company. The majority of these plaintiffs filed their claims in 1995. The Company is also named as a defendant in lawsuits involving about two thousand eight hundred (2,800) claimants where the Company is alleged to have conspired with competitors and others illegally to promote the use of spinal implant systems.

      The Company believes that it has defenses, including, without limitation, defenses based upon the failure of a cause of action to exist where no malfunction of the implant has occurred or the plaintiff has suffered no injury attributable to the Company's product, the expiration of the applicable statute of limitations and the learned intermediary defense. The Company has asserted and will continue to assert these defenses primarily through the filing of dispositive motions. The Company believes that all product liability lawsuits currently pending against it are without merit and will continue to defend them vigorously.

      FEDERAL MULTIDISTRICT LITIGATION (MDL 1014)

      On August 4, 1994, the Federal Judicial Panel for Multidistrict Litigation ordered all federal court lawsuits to be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Lawsuits filed in federal court after August 4, 1994, have also been transferred to and consolidated in the Multidistrict Litigation in the Eastern District of Pennsylvania. In addition, a number of lawsuits filed in state courts around the country were removed to federal courts and then transferred into the Multidistrict Litigation. On February 22, 1995, Chief Judge Emeritus, Louis C. Bechtle, denied class certification. A large number of plaintiffs filed individual lawsuits as a result of the denial of class certification. In some instances lawsuits that had been removed and transferred into the Multidistrict Litigation have been remanded to the state courts in which they were filed because there was no federal court jurisdiction. Currently, the Company is a defendant in approximately one thousand (1,000) individual claims and one thousand one hundred (1,100) conspiracy claims consolidated in the Multidistrict Litigation. On August 22, 1996, Judge Bechtle dismissed without prejudice plaintiffs' conspiracy claims. Most plaintiffs asserting conspiracy claims in the Multidistrict Litigation have filed amended or new complaints. It is not possible to determine at this time precisely how many of these conspiracy complaints will be reasserted or the number of additional plaintiffs that may file new lawsuits. On April 16, 1997, Judge Bechtle dismissed conspiracy claims alleging fraud on the FDA, but deferred the remaining conspiracy claims for later consideration by the federal trial courts to whom the cases will be remanded for trial.

      Discovery has been completed in a number of the federal court cases and is continuing in the remainder. It is anticipated that the first cases to be returned for trial to the federal court in which they were filed will be remanded beginning in August 1997. It is not now possible to determine when the first federal court cases will be tried.

      STATE COURT LITIGATION

      A number of cases filed in state courts were not eligible for removal and transfer into the Multidistrict Litigation. Currently, there are approximately eighteen hundred and fifty (1,850) individual claims pending against the Company in several courts around the country, principally in Tennessee, Oklahoma, Texas and Pennsylvania. In addition, there are approximately seventeen hundred (1,700) conspiracy claims pending in state courts.

      Fifteen hundred and forty-three (1,543) plaintiffs who had joined together in several complaints which had been removed to the Multidistrict Litigation proceedings, have had their cases remanded to the state court in Memphis, Tennessee, where they were originally filed when it was determined that the federal court lacked jurisdiction over their claims. The presiding state court judge in Memphis has established a case management plan which calls for the preparation of eight representative cases for pretrial preparation and trial.

      Discovery is proceeding in all remaining state court cases. Some state cases have been given trial dates in 1997. It is anticipated that a number of other state court cases around the country may be scheduled for trial in 1997, although delays in trial dates are common. Trials in the Memphis proceedings are scheduled to commence in January of 1998.

      ACROMED CORPORATION PROPOSED SETTLEMENT

      In December 1996, AcroMed Corporation ("AcroMed"), a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiff's Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the proposed settlement, AcroMed will establish a settlement fund consisting of $100 million in cash and the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. Hearings began on April 23, 1997 to consider certification of a settlement class and the fairness, adequacy and reasonableness of the settlement. Further hearings are expected. All federal court proceedings involving AcroMed devices have been stayed pending final consideration of the proposed settlement. A number of objections to the settlement have been filed with the Court.

      INSURANCE

      All of the insurance carriers for policy periods in which these claims have been made have asserted reservation of rights, but have not denied coverage to the Company. To date, the cost of defending these claims has been reimbursed by certain of the primary and excess carriers, and the Company is actively engaged in discussions concerning the recovery of amounts currently due and owing from all other carriers. The Company believes that these receivables are recoverable under the terms of the Company's policies. The Company's insurance policies are reduced by the costs of defense, except for a policy issued by Royal Surplus Lines Insurance Co. ("Royal") covering the 12-month period that began in November 1995. The Company estimates that the litigation may continue for several years and, if so, the cost to defend and conclude these lawsuits is likely to exhaust its insurance coverage. An insurer, Royal, providing coverage for the 12-month period commencing in November 1995, brought an action in early December 1996 in the Federal District Court for the Middle District of Tennessee (Nashville Division) seeking a declaratory judgment as to, among other things, whether the policy covers lawsuits which have been reported to the insurer during the policy period. The Company has moved to dismiss or transfer this action to the Federal District Court in Memphis, Tennessee, on the ground that Nashville is not the proper venue for the suit. The Company has also filed its answer and counterclaim in the Royal lawsuit. The Company has initiated its own declaratory judgment action against Royal in the Federal District Court located in Memphis, Tennessee. This action seeks a declaration of coverage and immediate payment of the outstanding balance of amounts due from Royal. Both cases are in preliminary stages. The Company believes that Royal's suit is without merit and will defend it vigorously.

      As is common in the insurance industry, the Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage relating to product liability claims at a cost and on other terms and conditions that are acceptable to the Company, there can be no assurance that in the future it will be able to do so.

      The Company's 1996 financial results reflect a pre-tax charge relating to costs associated with the product liability litigation described above. The costs provided for include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's defense and conclusion of these matters.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

The following table sets forth for the periods indicated selected unaudited financial information expressed as a percentage of revenues and the period-to-period change in such information.

                                                                                          Period-to-Period
                                                       As a Percentage of Revenues             Change
                                                     -------------------------------    ----------------------
                                                           Three Months Ended             Three Months Ended
                                                                March 31,                      March 31,
                                                        1997                 1996           1997 vs. 1996
                                                     ----------           ----------    ----------------------
Revenues                                               100.0%               100.0%              28.7%
Cost of goods sold                                      17.7                 19.6               16.5
                                                     ----------           ----------
Gross profit                                            82.3                 80.4               31.6
Operating expenses:
   Selling, general and administrative                  46.9                 47.9               25.8
   Research and development                              6.8                  6.7               30.0
                                                     ----------           ----------
Income from operations                                  28.6                 25.8               42.8
Other income                                             0.1                  1.8              (92.2)
Interest expense                                        (1.7)                (1.4)              51.4
                                                     ----------           ----------
Income from operations before provision for and
   charge in lieu of income taxes                       27.0                 26.2               33.0
Provision for and charge in  lieu of income taxes        7.8                  6.6               52.7
                                                     ----------           ----------
Income before minority interest                         19.2                 19.6               26.4
Minority interest                                       (0.9)                (0.8)              49.8
                                                     ----------           ----------
Net income                                              18.3%                18.8%              25.4%
                                                     ==========           ==========

RESULTS OF OPERATIONS*

The Company reported record first quarter revenues of $69.8 million for the quarter ended March 31, 1997, which represented a $15.5 million, or 28.7%, increase over the first quarter of 1996. An increase in volume comprised 26.6% of the revenue growth. The Company's conversion of certain portions of its international distribution network to direct sales, which resulted in higher selling prices, contributed a 2.6% increase. Other net pricing changes in existing distribution channels resulted in a 2.7% increase in revenues. If exchange rates had been constant, revenues would have reflected an additional 3.2% increase compared with the first quarter of 1996.
----------
* Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein (including, in particular, those discussed in Part II, Item 1, "Legal Proceedings") are forward-looking statements that involve risks and uncertainties, including (without limitation) the timely development and acceptance of new products, the impact of competitive products, the timely receipt of regulatory clearances required for new products, the regulation of the Company's products generally, the disposition of certain litigation involving the Company and certain other risks and uncertainties detailed from time to time in the Company's periodic reports (including the Annual Report on Form 10-K for the year ended December 31, 1996 and the Current Report on Form 8-K dated January 6, 1997) filed with the Securities and Exchange Commission.

U.S. revenues increased 35.0% to $48.3 million for the quarter ended March 31, 1997, from the same period in 1996. The Company believes the improvement in U.S. revenues is the result of an increased number of instrumented fusions, as well as the acceptance of new products and services such as the STEALTHSTATION(TM) system, the TIMESH(TM) cranial plating system, the MEDNEXT(R) surgical drill system, and services related to the distribution of cortical bone dowel and other allograft bone products.

Non-U.S. revenues advanced 16.4% during first quarter 1997, when compared to first quarter 1996. The increase would have been 25.8% if exchange rates had been constant. Higher volume in core and new products was the primary source of the increase in revenues during the first quarter of 1997, compared with the same period of 1996. In addition, the Company's revenues continued to benefit from the direct sales operations which were established in selected countries during 1996.

The Company's gross margin improved as a percentage of revenues during the first quarter of 1997 to 82.3% from 80.4% for the same period of 1996. The improvement in gross margin is due to greater leveraging of manufacturing costs due to increased volume, a reduction in the levels of outsourced product manufacturing, higher margins relating to changes in international distribution, and favorable shifts in the sales mix of certain products and sales programs.

Selling, general and administrative expenses were 46.9% of revenues in the first quarter of 1997, compared with 47.9% during the same period of 1996. This decrease in selling, general and administrative expenses, expressed as a percentage of revenues, resulted from the leveraging of fixed costs over greater revenue volume, even though higher expenses were incurred related to direct sales operations established in selected countries during 1996.

Research and development expenses totaled $4.7 million, or 6.8% of revenues, for the first quarter of 1997, compared with $3.6 million, or 6.7% of revenues, for the first quarter of 1996. The first quarter 1997 dollar spending represents an increase of 30.0% over the same period in 1996. These development and clinical costs are incurred as the Company continues to enhance existing product lines and develop new and complementary products, such as the interbody fusion devices, biological products for use in spinal applications, and products related to frameless stereotactic surgery in the spinal and neurological fields of use. These expenditures demonstrate the Company's continued commitment to the pursuit of applying new medical technologies to product opportunities.

The Company reported other income of $76,000 for the quarter ended March 31, 1997, compared with $980,000 for the same period in 1996, which consisted mostly of foreign exchange gains. Interest expense for the first quarter of 1997 was $1.2 million and $777,000 during the same period of 1996. Interest expense was higher during the first quarter of 1997 compared with the prior year due to interest expense on increased borrowings against the Company's credit facilities occurring principally as a result of acquisitions made in 1996.

The Company's effective income tax rates were 29.0% and 25.3%, respectively, for the quarters ended March 31, 1997 and March 31, 1996. The difference between the Company's effective and statutory tax rates for both 1997 and 1996 resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At March 31, 1997, the balance sheet of the Company reflected a net deferred tax asset of $37.6 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company will adopt the disclosure requirements of FAS 128 beginning December 31, 1997. The Company does not expect the adoption of FAS 128 to have a material impact on earnings per share when presented on a comparable basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and the Company's revolving lines of credit are the principal sources of funding available for the growth of the business, including working capital and additions to property, plant and equipment, as well as debt service requirements and required contractual payments. The Company believes that these sources of funding will be sufficient to meet its expected cash needs for the foreseeable future. Cash, cash equivalents and short-term investments totaled $5.2 million at March 31, 1997, compared with $2.9 million at December 31, 1996.

The Company's working capital increased by $14.9 million during the first quarter of 1997. The increase in working capital resulted primarily from operations. Accounts receivable increased $4.5 million from December 31, 1996, due principally to the increase in revenues. Inventories and loaner set inventories increased by $9.5 million from year-end due mostly to stocking levels required for recently formed subsidiaries and the manufacture of loaner set inventories in preparation for new sales and marketing programs. Other receivables, which consisted primarily of amounts recoverable from insurance carriers relating to the expenses incurred in connection with product liability litigation, increased $3.4 million from the Company's previous year-end.

In connection with the Company's 1995 license agreement with Genetic's Institute, which resulted in a special charge of $45.3 million, the Company had a remaining liability of $23.0 million at March 31, 1997. This liability represents the present value of the $25.0 million in remaining scheduled payments. Of this amount, $7.0 million is classified as long-term debt and

$16.0 million is reflected as a current liability, representing the principal portion of the $17.5 million payable on June 30, 1997. The final payment of $7.5 million is due in June of 1998.

The purchase agreements for two of the acquisitions made by the Company in 1996 contain provisions which provide for contingent payments to the former shareholders of each entity based upon certain calculations relative to revenues and earnings, as defined, through 1999. Such payments will be reflected as purchase price adjustments. During 1996, the Company recorded an adjustment to the purchase price of one of these acquisitions of $4.2 million. This amount was paid during April of 1997. The Company is unable to determine whether such payments will be required for the years 1997 through 1999.

During 1996, the Company recorded a special product liability litigation charge of $50.0 million. This charge was recorded in order to recognize the reasonably anticipated costs associated with the defense and conclusion of certain product liability cases in which the Company is named as defendant. At March 31, 1997, the balance sheet of the Company reflected a long-term liability of $47.0 million and the current portion of this liability was included in accrued expenses.

Additions to property, plant and equipment during the first quarter of 1997 of $1.5 million were related to capital asset expenditures necessary to support the Company's manufacturing and distribution operations. The Company is in need of additional office and distribution space at its Memphis location. Management has entered into an agreement whereby the Company will lease a new facility adjacent to its existing headquarters. This lease will be accounted for under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as an operating lease.

The Company has committed lines of credit totaling approximately $73.7 million. At March 31, 1997, $57.4 million was outstanding under the Company's committed lines of credit and other short-term borrowings. The committed lines of credit consist primarily of a $60.0 million uncollateralized revolving line of credit with a U.S. bank which is renewable annually and matures on October 15, 1997. The Company has the option to convert the debt outstanding under this revolving line of credit to a term loan, amortized on a quarterly basis over a term of up to three years.

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

Potential Impact of Health Care Cost Containment Proposals on Profitability. In recent years, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third party health care payers to curb these cost increases in the United States and Europe. Some of these proposals have involved limitations on the amount of reimbursement for specific surgical procedures. These proposals have been adopted in some cases. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payers. In addition, hospitals and other health care providers have become increasingly cost sensitive. To date, the Company does not believe that such health care cost containment proposals have negatively affected the profitability or growth of its business; however, the Company is not able to predict the future effect of these proposals on its business.

Product Obsolescence. Spinal implant and other devices are subject to continuous improvements and modifications and typically are rendered obsolete within a few years. Success, therefore, requires any medical device company to devote substantial resources to continued product development. The Company maintains active research and development programs and has been successful in developing or acquiring new products in the past. There can be no assurance that the Company will be able to develop and introduce or acquire new products that will enable it to remain competitive in the future.

Product Liability; Insurance. In recent years, physicians, hospitals, and other participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability or asserting related legal theories, many of which involve large claims and significant defense costs. The Company currently maintains liability insurance intended to cover such claims, although there can be no assurance that the coverage limits of such insurance policies will be adequate or that all amounts will ultimately be collected from each insurer providing the applicable policy. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. The Company is currently involved in product liability litigation. (See Note 5 to the Consolidated Financial Statements.) There can be no assurance that additional claims will not be asserted against the Company in the future. A successful future claim or aggregation of future claims brought against the Company in excess of insurance coverage could have a material adverse effect upon the financial condition, results of operations and/or cash flows of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the reputation and business of the Company.

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

                          PART II -- OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

The Company is involved from time to time in litigation on various matters which are routine to the conduct of its business, including product liability and intellectual property cases.

PRODUCT LIABILITY LITIGATION

Beginning in 1994, the Company and other spinal implant manufacturers were named as defendants in a number of product liability lawsuits brought in various federal and state courts around the country. These lawsuits allege that plaintiffs were injured by spinal implants manufactured by the Company and others. Although the plaintiffs have advanced claims under many different legal theories, the essence of their claims appear to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of Food & Drug Administration ("FDA") rules and regulations (governing marketing and labeling), that pedicle fixation has not been proven safe and effective in the context of FDA labeling standards, that some or all of the spinal systems are defectively designed and manufactured, and that plaintiffs have suffered a variety of injuries as a result of their physicians' use of such systems in pedicle fixation. The Company has also been named as a defendant in a number of lawsuits instituted by plaintiffs who have received spinal implants manufactured by other manufacturers and in which the Company is alleged to have participated in a conspiracy among doctors, manufacturers, hospitals, teaching institutions, professional societies and others to promote, in violation of applicable law, the use of spinal implants.

In a number of cases, plaintiffs have sought to proceed as representatives of classes of spinal implant recipients. All efforts to obtain class certification have been denied or withdrawn. Some plaintiffs have filed individual lawsuits, whereas other lawsuits list multiple plaintiffs and, in certain instances, multiple lawsuits have been filed on behalf of the same individual plaintiffs. Plaintiffs typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the court in which the case has been filed. A few suits also name as defendants various officers and directors of the Company.

To date, approximately two thousand eight hundred fifty (2,850) plaintiffs have joined in lawsuits against the Company. The majority of these plaintiffs filed their claims in 1995. The Company is also named as a defendant in lawsuits involving about two thousand eight hundred (2,800) claimants where the Company is alleged to have conspired with competitors and others illegally to promote the use of spinal implant systems.

The Company believes that it has defenses, including, without limitation, defenses based upon the failure of a cause of action to exist where no malfunction of the implant has occurred or the plaintiff has suffered no injury attributable to the Company's product, the expiration of the applicable statute of limitations and the learned intermediary defense. The Company has asserted and will continue to assert these defenses primarily through the filing of dispositive motions. The Company believes that all product liability lawsuits currently pending against it are without merit and will continue to defend them vigorously.

FEDERAL MULTIDISTRICT LITIGATION (MDL 1014)

On August 4, 1994, the Federal Judicial Panel for Multidistrict Litigation ordered all federal court lawsuits to be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Lawsuits filed in federal court after August 4, 1994, have also been transferred to and consolidated in the Multidistrict Litigation in the Eastern District of Pennsylvania. In addition, a number of lawsuits filed in state courts around the country were removed to federal courts and then transferred into the Multidistrict Litigation. On February 22, 1995, Chief Judge Emeritus, Louis C. Bechtle, denied class certification. A large number of plaintiffs filed individual lawsuits as a result of the denial of class certification. In some instances lawsuits that had been removed and transferred into the Multidistrict Litigation have been remanded to the state courts in which they were filed because there was no federal court jurisdiction. Currently, the Company is a defendant in approximately one thousand (1,000) individual claims and one thousand one hundred (1,100) conspiracy claims consolidated in the Multidistrict Litigation. On August 22, 1996, Judge Bechtle dismissed without prejudice plaintiffs' conspiracy claims. Most plaintiffs asserting conspiracy claims in the Multidistrict Litigation have filed amended or new complaints. It is not possible to determine at this time precisely how many of these conspiracy complaints will be reasserted or the number of additional plaintiffs that may file new lawsuits. On April 16, 1997, Judge Bechtle dismissed conspiracy claims alleging fraud on the FDA, but deferred the remaining conspiracy claims for later consideration by the federal trial courts to whom the cases will be remanded for trial.

Discovery has been completed in a number of the federal court cases and is continuing in the remainder. It is anticipated that the first cases to be returned for trial to the federal court in which they were filed will be remanded beginning in August 1997. It is not now possible to determine when the first federal court cases will be tried.

STATE COURT LITIGATION

A number of cases filed in state courts were not eligible for removal and transfer into the Multidistrict Litigation. Currently, there are approximately eighteen hundred and fifty (1,850) individual claims pending against the Company in several courts around the country, principally in Tennessee, Oklahoma, Texas and Pennsylvania. In addition, there are approximately seventeen hundred (1,700) conspiracy claims pending in state courts.

Fifteen hundred and forty-three (1,543) plaintiffs who had joined together in several complaints which had been removed to the Multidistrict Litigation proceedings, have had their cases remanded to the state court in Memphis, Tennessee, where they were originally filed when it was determined that the federal court lacked jurisdiction over their claims. The presiding state court judge in Memphis has established a case management plan which calls for the preparation of eight representative cases for pretrial preparation and trial.

Discovery is proceeding in all remaining state court cases. Some state cases have been given trial dates in 1997. It is anticipated that a number of other state court cases around the country may be scheduled for trial in 1997, although delays in trial dates are common. Trials in the Memphis proceedings are scheduled to commence in January of 1998.

ACROMED CORPORATION PROPOSED SETTLEMENT

In December 1996, AcroMed Corporation ("AcroMed"), a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiff's Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the proposed settlement, AcroMed will establish a settlement fund consisting of $100 million in cash and the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. Hearings began on April 23, 1997 to consider certification of a settlement class and the fairness, adequacy and reasonableness of the settlement. Further hearings are expected. All federal court proceedings involving AcroMed devices have been stayed pending final consideration of the proposed settlement. A number of objections to the settlement have been filed with the Court.

INSURANCE

All of the insurance carriers for policy periods in which these claims have been made have asserted reservation of rights, but have not denied coverage to the Company. To date, the cost of defending these claims has been reimbursed by certain of the primary and excess carriers, and the Company is actively engaged in discussions concerning the recovery of amounts currently due and owing from all other carriers. The Company believes that these receivables are recoverable under the terms of the Company's policies. The Company's insurance policies are reduced by the costs of defense, except for a policy issued by Royal Surplus Lines Insurance Co. ("Royal") covering the 12-month period that began in November 1995. The Company estimates that the litigation may continue for several years and, if so, the cost to defend and conclude these lawsuits is likely to exhaust its insurance coverage. An insurer, Royal, providing coverage for the 12-month period commencing in November 1995, brought an action in early December 1996 in the Federal District Court for the Middle District of Tennessee (Nashville Division) seeking a declaratory judgment as to, among other things, whether the policy covers lawsuits which have been reported to the insurer during the policy period. The Company has moved to dismiss or transfer this action to the Federal District Court in Memphis, Tennessee, on the ground that Nashville is not the proper venue for the suit. The Company has also filed its answer and counterclaim in the Royal lawsuit. The Company has initiated its own declaratory judgment action against Royal in the Federal District Court located in Memphis, Tennessee. This action seeks a declaration of coverage and immediate payment of the outstanding balance of amounts due from Royal. Both cases are in preliminary stages. The Company believes that Royal's suit is without merit and will defend it vigorously.

As is common in the insurance industry, the Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage relating to product liability claims at a cost and on other terms and conditions that are acceptable to the Company, there can be no assurance that in the future it will be able to do so.

The Company's 1996 financial results reflect a pre-tax charge relating to costs associated with the product liability litigation described above. The costs provided for include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's defense and conclusion of these matters.

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

See Part I, Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Operating Results and Financial Condition--Product Liability; Insurance and Intellectual Property."


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)     Exhibit No.          Description
                       27               Financial Data Schedule
                                        (For SEC use only)

            b)     Reports on Form 8-K

                   1. Announcement that financial results for the year ended December 31, 1996, will include a pre-tax charge of approximately $50 million relating to costs associated with the product liability lawsuits in which the Company is a defendant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 SOFAMOR DANEK GROUP, INC.
                                                          (Registrant)


DATE:    May 8, 1997                       BY: /s/ E.R. Pickard
      ---------------------                    ---------------------------------
                                               E.R. Pickard
                                               Chairman, Chief Executive Officer
                                               and Director
                                               (Principal Executive Officer)


DATE:    May 8, 1997                       BY:  /s/ Laurence Y. Fairey
      ---------------------                     --------------------------------
                                                Laurence Y. Fairey
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)