Form 10-Q
period 1997-06-30
SOFAMOR DANEK GROUP INC
filed 1997-08-13
CIK 873730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                                --------------------------------------
                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------
Commission File Number:    000-19168
                         ------------------------------------------------------

                            Sofamor Danek Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                                                          35-1580052
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

1800 Pyramid Place, Memphis, Tennessee                              38132
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

 24,801,121 shares of common stock outstanding as of June 30, 1997
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARES)

                                                         JUNE 30,       DECEMBER 31,
                                                           1997            1996
                                                        -----------     ------------
ASSETS                                                  (UNAUDITED)
Current Assets:
     Cash and cash equivalents                           $   2,641       $   2,830
     Short-term investments                                     71             111
     Accounts receivable--trade, less allowance for
       doubtful accounts of $1,688 and $1,589 for
       June 30, 1997 and December 31, 1996,
       respectively                                         76,338          70,031
     Other receivables                                      22,106          15,813
     Inventories                                            51,987          33,483
     Loaner set inventories                                 16,974          14,123
     Prepaid expenses                                        3,880           6,318
     Prepaid income taxes                                    4,225            --
     Current deferred income taxes                           6,007           5,312
                                                         ---------       ---------
         Total current assets                              184,229         148,021
Property, plant and equipment
     Land                                                    1,481           1,484
     Buildings                                              10,809          11,261
     Machinery and equipment                                34,441          32,083
     Automobiles                                               739             708
                                                         ---------       ---------
                                                            47,470          45,536
     Less accumulated depreciation                         (22,546)        (20,026)
                                                         ---------       ---------
                                                            24,924          25,510

Investments                                                    958             920
Intangible assets, net                                      89,159          83,426
Other assets                                                29,291          28,282
Non-current deferred income taxes                           30,867          33,002
                                                         ---------       ---------
         Total assets                                    $ 359,428       $ 319,161
                                                         =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

                                                             JUNE 30,       DECEMBER 31,
                                                               1997            1996
                                                            -----------     ------------
LIABILITIES                                                 (UNAUDITED)
Current Liabilities:
     Notes payable and lines of credit                       $  85,381       $  50,207
     Current maturities of long-term debt                        7,576          16,687
     Accounts payable                                           10,230           7,332
     Income taxes payable                                         --             3,898
     Accrued expenses                                           30,293          38,770
                                                             ---------       ---------
         Total current liabilities                             133,480         116,894

Long-term debt, less current maturities                          5,268          12,300
Deferred income taxes                                              108             121
Product liability litigation                                    45,370          48,000
Minority interest                                                3,471           2,020

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
     authorized, no shares outstanding
Common stock, no par value 150,000,000 shares
     authorized: 25,487,029 and 25,094,277 shares
     issued (including 685,908 shares held in treasury)
     at June 30, 1997 and December 31, 1996,
     respectively
                                                                62,793          52,994
Retained earnings                                              124,471          98,044
Cumulative translation adjustment                               (1,833)          2,542
                                                             ---------       ---------
                                                               185,431         153,580
Less:
     Cost of common stock held in treasury                      (9,985)         (9,985)
     Unearned compensation                                        --               (54)
     Stockholder notes receivable                               (3,715)         (3,715)
                                                             ---------       ---------
         Total stockholder's equity                            171,731         139,826
                                                             ---------       ---------
         Total liabilities and stockholder's equity          $ 359,428       $ 319,161
                                                             =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                              THREE MONTHS                SIX MONTHS
                                              ENDED JUNE 30,             ENDED JUNE 30,
                                            1997         1996         1997          1996
                                          --------     --------     ---------     ---------
Revenues                                  $ 73,613     $ 56,820     $ 143,372     $ 111,038

Cost of goods sold                          12,660        9,731        25,030        20,347
                                          --------     --------     ---------     ---------

Gross Profit                                60,953       47,089       118,342        90,691

Operating Expenses:
   Selling, general and administrative      34,633       26,784        67,331        52,772
   Research and development                  4,767        3,919         9,497         7,557
                                          --------     --------     ---------     ---------
Total operating expenses                    39,400       30,703        76,828        60,329
                                          --------     --------     ---------     ---------


Income from operations                      21,553       16,386        41,514        30,362

Other income                                   179           90           255         1,070
Interest expense                            (1,515)        (795)       (2,691)       (1,572)
                                          --------     --------     ---------     ---------

Income from operations before
provision for and charge in lieu of
income taxes                                20,217       15,681        39,078        29,860

Provision for and charge in
   lieu of income taxes                      5,863        4,612        11,333         8,194
                                          --------     --------     ---------     ---------

Income before minority interest             14,354       11,069        27,745        21,666

Minority interest                             (701)        (437)       (1,318)         (849)
                                          --------     --------     ---------     ---------

Net income                                $ 13,653     $ 10,632     $  26,427     $  20,817
                                          ========     ========     =========     =========

Fully diluted net income per share        $   0.50     $   0.41     $    0.98     $    0.80
                                          ========     ========     =========     =========

Weighted average common shares
   outstanding                              27,352       25,994        27,023        26,043
                                          ========     ========     =========     =========

         Note: Primary weighted average shares approximate fully diluted weighted average shares.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                       1997        1996
                                                                      ------      ------
Cash flows from operating activities:
   Net income                                                         26,427      20,817

Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Depreciation and amortization                                    8,498       4,184
      Provision for doubtful accounts receivable                         295         180
      Deferred income tax (benefit) expense                            1,018         (79)
      Loss (gain) on disposal of equipment                                (4)         18
      Equity loss in unconsolidated affiliate                           --            20
      Minority interest                                                1,318         849
Changes in assets and liabilities, net of effects of acquisition:
   Accounts receivable                                                (8,674)     (3,655)
   Other receivables                                                  (6,450)     (7,450)
   Inventories and loaner set inventories                            (22,720)     (3,641)
   Prepaid expenses                                                    2,312         344
   Prepaid income taxes                                               (4,227)      3,149
   Other assets                                                         (667)    (14,950)
   Accounts payable                                                    3,278      (1,414)
   Accrued state income and franchise taxes                              320         360
   Accrued federal income taxes                                        2,388        --
   Accrued foreign income taxes                                       (2,739)       (243)
   Accrued expenses                                                   (7,406)      2,385
   Product liability litigation                                       (2,630)       --
                                                                     -------     -------

      Net cash provided (used) by operating activities                (9,663)        874
                                                                     -------     -------

Cash flows from investing activities:
   Purchase of short-term investments                                     (2)        (98)
   Proceeds from maturities of short-term investments                     33       1,899

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                       1997         1996
                                                                     --------     --------
   Payments for purchase of property, plant and equipment              (4,420)      (3,392)
   Proceeds from sale of equipment                                         14            3
   Purchase of intangible assets                                      (11,113)      (3,778)
   Increase in notes receivable, other                                   (367)        --
   Repayments of notes receivable, other                                   12           53
   Investment in unconsolidated affiliates                               (133)        --
   Acquisition, net of cash acquired                                     --        (10,464)
                                                                     --------     --------
      Net cash used by investing activities                           (15,976)     (15,777)
                                                                     --------     --------
Cash flows from financing activities:
   Increase in short-term borrowings                                   36,287       13,886
   Proceeds from long-term debt                                           136          433
   Repayment of long-term debt                                        (16,208)      (9,972)
   Proceeds from issuance of common stock                               6,329        4,525
   Capital contribution by minority shareholders                          148          428
                                                                     --------     --------
      Net cash provided by financing activities                        26,692        9,300
                                                                     --------     --------
Effect of exchange rate changes on cash                                (1,242)        (940)
                                                                     --------     --------
Decrease in cash and cash equivalents                                    (189)      (6,543)
Cash and cash equivalents, beginning of period                          2,830       11,330
                                                                     --------     --------
Cash and cash equivalents, end of period                             $  2,641     $  4,787
                                                                     ========     ========

Supplemental disclosure of non-cash investing and financing activities:

     - In 1997 and 1996, net income tax benefits of $3,470 and $2,115, respectively, were realized by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock, reducing accrued federal and state income taxes payable and increasing common stock.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.    Financial Statement Presentation

      The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

2.    Inventories and Loaner Set Inventories

      Net inventories and loaner set inventories consist of:

      --------------------------------------------------------------------------
                                                June 30,         December 31,
                                                 1997               1996
      --------------------------------------------------------------------------
        Finished goods                          $43,843            $28,260
        Work-in-process                           5,106              2,961
        Raw materials                             3,038              2,262
      --------------------------------------------------------------------------
        Net inventories                         $51,987            $33,483
      --------------------------------------------------------------------------
        Loaner set inventories, net             $16,974            $14,123
      --------------------------------------------------------------------------

3.    Income Taxes

      The Company's effective income tax rate was 29.0% for the quarter and six months ended June 30, 1997. The effective rates were 29.4% and 27.4% for the quarter and six months ended June 30, 1996, respectively. The difference between the Company's effective and statutory tax rates for both the quarter and six months ended June 30, 1997 and 1996, resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. At June 30, 1997, the balance sheet of the Company reflected a net deferred tax asset of $36,766. No valuation allowance was recorded since sufficient taxable income existed in available carryback periods to recognize fully these net deferred tax assets.

      During the first six months of 1997 and 1996, charges in lieu of income taxes of $3,470 and $2,115 respectively, were recorded by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock.

4.    Adoption of SFAS 128

      In March 1997, the Financial Accounting Standards Board (the "Board") issued Statement No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company will adopt the disclosure requirements of FAS 128 beginning December 31, 1997. The Company does not expect the adoption of FAS 128 to have a material impact on earnings per share when presented on a comparable basis.

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

      To date, approximately two thousand eight hundred (2,800) plaintiffs have joined in lawsuits against the Company. The majority of these plaintiffs filed their claims in 1995. The Company is also named as a defendant in lawsuits involving about two thousand six hundred (2,600) claimants where the Company is alleged to have conspired with competitors and others illegally to promote the use of spinal implant systems.

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

      FEDERAL MULTIDISTRICT LITIGATION (MDL 1014)

      On August 4, 1994, the Federal Judicial Panel for Multidistrict Litigation ordered all federal court lawsuits to be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Lawsuits filed in federal court after August 4, 1994, have also been transferred to and consolidated in the Multidistrict Litigation in the Eastern District of Pennsylvania. In addition, a number of lawsuits filed in state courts around the country were removed to federal courts and then transferred into the Multidistrict Litigation. On February 22, 1995, Chief Judge Emeritus, Louis C. Bechtle, denied class certification. A large number of plaintiffs filed individual lawsuits as a result of the denial of class certification. In some instances lawsuits that had been removed and transferred into the Multidistrict Litigation have been remanded to the state courts in which they were filed because there was no federal court jurisdiction. Currently, the Company is a defendant in approximately one thousand (1,000) individual claims and one thousand (1,000) conspiracy claims consolidated in the Multidistrict Litigation. On August 22, 1996, Judge Bechtle dismissed without prejudice plaintiffs' conspiracy claims. Most plaintiffs asserting conspiracy claims in the Multidistrict Litigation have filed amended or new complaints. It is not possible to determine at this time precisely how many of these conspiracy complaints will be reasserted or the number of additional plaintiffs that may file new lawsuits. On April 16, 1997, Judge Bechtle dismissed conspiracy claims alleging fraud on the FDA, but deferred the remaining conspiracy claims for later consideration by the federal trial courts to whom the cases will be remanded for trial.

      Discovery has been completed in a number of the federal court cases and is continuing in the remainder. It is anticipated that the first cases to be returned for trial to the federal court in which they were filed will be remanded beginning in August 1997. It is not now possible to determine when the first federal court cases will be tried.

      STATE COURT LITIGATION

      A number of cases filed in state courts were not eligible for removal and transfer into the Multidistrict Litigation. Currently, there are approximately one thousand eight hundred (1,800) individual claims pending against the Company in several courts around the country, principally in Tennessee, Oklahoma, Texas and Pennsylvania. In addition, there are approximately one thousand six hundred (1,600) conspiracy claims pending in state courts.

      Approximately one thousand five hundred fifty (1,550) plaintiffs who had joined together in several complaints which had been removed to the Multidistrict Litigation proceedings, have had their cases remanded to the state court in Memphis, Tennessee, where they were originally filed when it was determined that the federal court lacked jurisdiction over their claims. The presiding state court judge in Memphis has established a case management plan which calls for the preparation of eight representative cases for pretrial preparation and trial.

      Discovery is proceeding in all remaining state court cases. Some state cases have been given trial dates in 1997. It is anticipated that a number of other state court cases around the country may be scheduled for trial in 1997, although delays in trial dates are common. Trials in the Memphis proceedings are scheduled to commence in January of 1998.

      ACROMED CORPORATION PROPOSED SETTLEMENT

      In December 1996, AcroMed Corporation ("AcroMed"), a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiff's Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the proposed settlement, AcroMed will establish a settlement fund consisting of $100 million in cash plus the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. Judge Bechtle is currently considering whether to certify the proposed settlement class and the fairness, adequacy and reasonableness of the proposed settlement. All federal court proceedings involving AcroMed devices have been stayed pending final consideration of the proposed settlement.

      INSURANCE

      All of the insurance carriers for policy periods in which these claims have been made have asserted reservation of rights, but have not denied coverage to the Company. To date, the cost of defending these claims has been reimbursed by certain of the primary and excess carriers, and the Company is actively engaged in discussions concerning the recovery of amounts currently due and owing from all other carriers. The Company believes that these receivables are recoverable under the terms of the Company's policies. The Company's insurance policies are reduced by the costs of defense, except for a policy issued by Royal Surplus Lines Insurance Co. ("Royal") covering the 12-month period that began in November 1995. The Company estimates that the litigation may continue for several years and, if so, the cost to defend and conclude these lawsuits is likely to exhaust its insurance coverage. Royal brought an action in December 1996 in the Federal District Court for the Middle District of Tennessee (Nashville Division) seeking a declaratory judgment as to, among other things, whether the policy covers lawsuits which have been reported to the insurer during the policy period. The Company has filed its answer and counterclaim in the Royal lawsuit. In addition, the Company has initiated its own declaratory judgment lawsuit against Royal in the Federal District Court located in Memphis, Tennessee. This lawsuit seeks a declaration of coverage and immediate payment of the outstanding balance of amounts due from Royal. Based on the Company's motion, Royal's lawsuit has been transferred to the Federal District Court in Memphis Tennessee. This litigation is in the preliminary stages. The Company believes that Royal's claims are without merit and will defend them vigorously.

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

      SPANISH DISTRIBUTOR ACTION

      In late September 1994, a Magistrate of the Commercial Court in Paris ruled in favor of a former Spanish distributor of Sofamor's products on a claim of wrongful termination of the distribution agreement in 1992. Prior to June 1993, an accrual was established, with a related charge to earnings, for this pending litigation. In June 1993, the Company also established a separate indemnity with respect to potential losses resulting from such lawsuit and placed in escrow shares issued to the former Sofamor shareholders pending the final outcome of this lawsuit. The $3.0 million award (including interest) rendered by the French Magistrate exceeded the pre-established accrual. As a result, the Company recorded an expense of $2.2 million for the non-recurring litigation award during the third and fourth quarters of 1994. The Company filed an appeal which involves a complete retrial on all issues. The former Spanish distributor has filed its papers in the appeal and seeks additional damages; the Company seeks to have the decision of the Commercial Court reversed. A hearing on the appeal is currently scheduled for the fourth quarter of 1997.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

The following table sets forth for the periods indicated, selected unaudited financial information expressed as a percentage of revenues and the period-to-period change in such information.

                                                                                         PERIOD-TO-PERIOD
                                                                                               CHANGE
                                                                                         -----------------
                                                                                          THREE     SIX
                                                                                          MONTHS   MONTHS
                                                                                         JUNE 30,  JUNE 30,
                                                 THREE MONTHS           SIX MONTHS         1997     1997
                                                 ENDED JUNE 30,        ENDED JUNE 30,       VS       VS
                                                1997       1996       1997       1996      1996     1996
                                               ------     ------     ------     ------     -----    -----
Revenues                                       100.0%     100.0%     100.0%     100.0%     29.6%    29.1%
Cost of goods sold                              17.2       17.1       17.5%      18.3      30.1     23.0
                                               ------     ------     ------     ------
Gross profit                                    82.8       82.9       82.5%      81.7      29.4     30.5
Operating expenses:
    Selling, general and administrative         47.0       47.2       47.0       47.6      29.3     27.6
    Research and development                     6.5        6.9        6.5        6.8      21.6     25.7
                                               ------     ------     ------     ------
Total operating expenses                        53.5       54.1       53.5       54.4      28.3     27.3
Income from operations                          29.3       28.8       29.0       27.3      31.5     36.7
Other income                                     0.2        0.2        0.2        1.0      98.9     76.2
Interest expense                                (2.0)      (1.4)      (1.9)      (1.4)     90.6     71.2
                                               ------     ------     ------     ------
Income from operations before provision
   for and charge in lieu of income taxes       27.5       27.6       27.3       26.9      28.9     30.9
Provision for and charge in lieu of
   income taxes                                  8.0        8.1        7.9        7.4      27.1     38.3
                                               ------     ------     ------     ------
Income before minority interest                 19.5       19.5       19.4       19.5      29.7     28.1
Minority interest                               (1.0)      (0.8)      (1.0)      (0.8)     60.4     55.2
                                               ------     ------     ------     ------
Net income                                      18.5%      18.7%      18.4%      18.7%     28.4%    26.9%
                                               ======     ======     ======     ======

RESULTS OF OPERATIONS*

The Company reported record revenues of $73.6 million and $143.4 million for the quarter and six months ended June 30, 1997. Second quarter 1997 revenues increased $16.8 million or 29.6%, compared with the second quarter of 1996. An increase in volume contributed revenue growth of 28.0%. The Company's conversion of certain portions of its international distribution network to direct sales, which resulted in higher selling prices, contributed a 1.7% increase. Other net pricing changes in existing distribution channels resulted in a 3.5% increase in revenues. If exchange rates had been constant, revenues would have reflected an additional 3.6% increase compared with the second quarter of 1996.

----------
* Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein (including, in particular, those discussed in Part II, Item 1, "Legal Proceedings") are forward-looking statements that involve risks and uncertainties, including (without limitation) the timely development and acceptance of new products, the impact of competitive products, the timely receipt of regulatory clearances required for new products, the regulation of the Company's products generally, the disposition of certain litigation involving the Company and certain other risks and uncertainties detailed from time to time in the Company's periodic reports (including the Annual Report on Form 10-K for the year ended December 31, 1996) filed with the Securities and Exchange Commission and "Factors That May Affect Future Operating Results and Financial Condition" detailed in this Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

Revenues for the six months ended June 30, 1997, represented a $32.3 million or 29.1% increase over the same period in 1996. Higher volume generated 27.3% revenue growth. The Company's conversion of certain portions of its international distribution network to direct sales, which resulted in higher selling prices, contributed a 2.1% increase. Other net pricing changes in existing distribution channels resulted in a 3.1% increase in revenues. If exchange rates had been constant, revenues would have reflected an additional 3.4% increase compared with the first six months of 1996.

U.S. revenues increased 30.9% to $48.9 million and 32.9% to $97.2 million during the quarter and six months ended June 30, 1997, respectively, from the same periods in 1996. The Company believes the improvement in U.S. revenues is primarily the result of the increasing number of instrumented spinal fusions, as well as the acceptance of new products and services such as the STEALTHSTATION(TM) system, the MEDNEXT(R) surgical drill system, and service fees related to cortical bone dowel and other allograft bone products.

Non-U.S. revenues advanced 27.1% to $24.7 million and 21.8% to $46.2 million during second quarter and first six months of 1997, respectively, from the same periods in 1996. If exchange rates had been constant, the revenue increases for the second quarter and first six months of 1997 over the comparative periods in 1996 would have been 38.1% and 32.1%, respectively. Higher sales volume in core products and the acceptance of new products were the primary sources of the increases in revenues for the quarter and six months ended June 30, 1997, compared with the same periods in 1996. In addition, the Company's revenues continued to benefit from the direct sales operations which were established in selected countries during 1996 and the first half of 1997.

The Company's second quarter 1997 gross margin of 82.8% remained relatively constant with the second quarter 1996 gross margin of 82.9%. Gross margin during the first six months of 1997 improved to 82.5% from 81.7% during the same period in 1996. The slight improvement in gross margin during the first six months of 1997 was due to leveraging of manufacturing costs over greater unit volume and higher selling prices related to changes in international distribution.

Selling, general, and administrative ("SG&A") expenses expressed as a percentage of revenues decreased to 47.0% in the second quarter of 1997, compared with 47.2% during the same period in 1996. SG&A expenses for the first six months of 1997 were 47.0% of revenues, down from 47.6%, during the first six months of 1996. The decreases in SG&A expenses as a percentage of revenues resulted from the leveraging of fixed costs over greater revenue volume, despite higher expenses incurred in direct sales operations established in selected countries during 1996 and the first half of 1997.

Research and development ("R&D") expenses totaled $4.8 million, or 6.5% of revenues, for the second quarter of 1997, compared with $3.9 million, or 6.9% of revenues, for the second quarter of 1996. For the first six months of 1997, R&D expenses were $9.5 million or 6.5% of revenues compared to 6.8% of revenues for the same period in 1996. In dollars, R&D spending increased 21.6% and 25.7% for the quarter and six months ended June 30, 1997, respectively, over the same periods in 1996. These development and clinical costs are incurred as the Company continues to enhance existing product lines and develop new and complementary products, such as the interbody fusion devices, biological products for use in spinal applications, and products related to frameless stereotactic surgery in the spinal and neurological fields of use. These expenditures demonstrate the Company's continued commitment to the pursuit of applying new medical technologies to product opportunities.

Interest expense for the quarter and six months ended June 30, 1997, was $1.5 million and $2.7 million, respectively, compared with $795,000 and $1.6 million, respectively, for the same periods in 1996. Interest expense was higher during the quarter and six months ended June 30, 1997, compared with the same periods in the prior year due to interest on increased borrowings against the Company's credit facilities occurring principally as a result of acquisitions made in 1996.

The Company's effective income tax rate was 29.0% for the quarter and six months ended June 30, 1997. The effective rates for the second quarter and first six months of 1996 were 29.4% and 27.4%, respectively. The difference between the Company's effective and statutory tax rates for both the quarter and six months ended June 30, 1997 and 1996, resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount among other factors. Higher future pre-tax income could lead to higher future effective tax rates. At June 30, 1997, the balance sheet of the Company reflected a net deferred tax asset of $36.8 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

In June 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company will adopt the disclosure requirements of FAS 128 beginning December 31, 1997. The Company does not expect the adoption of FAS 128 to have a material impact on earnings per share when presented on a comparable basis.


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and the Company's revolving lines of credit are the principal sources of funding available for growth of the business, including working capital and additions to property, plant and equipment, as well as debt service requirements and required contractual payments. The Company believes that these sources of funding will be sufficient to meet its expected cash needs for the foreseeable future. Cash, cash equivalents and short-term investments totaled $2.7 million at June 30, 1997, compared with $2.9 million at December 31, 1996.

The Company's working capital increased by $19.6 million during the first six months of 1997. The increase in working capital resulted primarily from operations. Accounts receivable increased $6.3 million from December 31, 1996, due principally to the increase in revenues. Inventories and loaner set inventories increased by $21.4 million from year-end, due mostly to stocking levels required for recently formed subsidiaries and the production of inventories in preparation for new sales and marketing programs. Other receivables, which consisted primarily of amounts recoverable from insurance carriers related to the expenses incurred in connection with product liability litigation, increased $6.3 million from the previous year-end.

In 1995, the Company entered into to a license agreement (the "Agreement") with Genetics Institute which resulted in a special charge of $45.3 million. The Company made payments in June 1997 and 1996 of $17.5 million and $12.5 million, respectively, as required by the Agreement. The final scheduled payment of $7.5 million is payable on June 30, 1998. All payments include both principal and imputed interest.

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

During 1996, the Company recorded a special product liability litigation charge of $50.0 million. This charge was recorded in order to recognize the reasonably anticipated costs associated with the defense and conclusion of certain product liability cases in which the Company is named as defendant. At June 30, 1997, the balance sheet of the Company reflected a long-term liability of $45.4 million and the current portion of this liability was included in accrued expenses. (See Part II, Item 1.)

Additions to property, plant and equipment during the first six months of 1997 of $4.4 million were related to capital asset expenditures necessary to support the Company's manufacturing and distribution operations. The Company is in need of additional office and distribution space at its Memphis location. Management has entered into an agreement whereby the Company will lease a new facility adjacent to its existing headquarters. This lease will be accounted for under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as an operating lease.

The Company has committed lines of credit totaling $95.9 million. At June 30, 1997, $85.4 million was outstanding under these committed lines of credit and other short-term borrowings. The committed lines of credit consist primarily of a $80.0 million uncollateralized revolving line of credit with a U.S. bank which matures in July 2000.

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

To date, approximately two thousand eight hundred (2,800) plaintiffs have joined in lawsuits against the Company. The majority of these plaintiffs filed their claims in 1995. The Company is also named as a defendant in lawsuits involving about two thousand six hundred (2,600) claimants where the Company is alleged to have conspired with competitors and others illegally to promote the use of spinal implant systems.

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

FEDERAL MULTIDISTRICT LITIGATION (MDL 1014)

On August 4, 1994, the Federal Judicial Panel for Multidistrict Litigation ordered all federal court lawsuits to be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Lawsuits filed in federal court after August 4, 1994, have also been transferred to and consolidated in the Multidistrict Litigation in the Eastern District of Pennsylvania. In addition, a number of lawsuits filed in state courts around the country were removed to federal courts and then transferred into the Multidistrict Litigation. On February 22, 1995, Chief Judge Emeritus, Louis C. Bechtle, denied class certification. A large number of plaintiffs filed individual lawsuits as a result of the denial of class certification. In some instances lawsuits that had been removed and transferred into the Multidistrict Litigation have been remanded to the state courts in which they were filed because there was no federal court jurisdiction. Currently, the Company is a defendant in approximately one thousand (1,000) individual claims and one thousand (1,000) conspiracy claims consolidated in the Multidistrict Litigation. On August 22, 1996, Judge Bechtle dismissed without prejudice plaintiffs' conspiracy claims. Most plaintiffs asserting conspiracy claims in the Multidistrict Litigation have filed amended or new complaints. It is not possible to determine at this time precisely how many of these conspiracy complaints will be reasserted or the number of additional plaintiffs that may file new lawsuits. On April 16, 1997, Judge Bechtle dismissed conspiracy claims alleging fraud on the FDA, but deferred the remaining conspiracy claims for later consideration by the federal trial courts to whom the cases will be remanded for trial.

Discovery has been completed in a number of the federal court cases and is continuing in the remainder. It is anticipated that the first cases to be returned for trial to the federal court in which they were filed will be remanded beginning in August 1997. It is not now possible to determine when the first federal court cases will be tried.

STATE COURT LITIGATION

A number of cases filed in state courts were not eligible for removal and transfer into the Multidistrict Litigation. Currently, there are approximately one thousand eight hundred (1,800) individual claims pending against the Company in several courts around the country, principally in Tennessee, Oklahoma, Texas and Pennsylvania. In addition, there are approximately one thousand six hundred (1,600) conspiracy claims pending in state courts.

Approximately one thousand five hundred fifty (1,550) plaintiffs who had joined together in several complaints which had been removed to the Multidistrict Litigation proceedings, have had their cases remanded to the state court in Memphis, Tennessee, where they were originally filed when it was determined that the federal court lacked jurisdiction over their claims. The presiding state court judge in Memphis has established a case management plan which calls for the preparation of eight representative cases for pretrial preparation and trial.

Discovery is proceeding in all remaining state court cases. Some state cases have been given trial dates in 1997. It is anticipated that a number of other state court cases around the country may be scheduled for trial in 1997, although delays in trial dates are common. Trials in the Memphis proceedings are scheduled to commence in January of 1998.

ACROMED CORPORATION PROPOSED SETTLEMENT

In December 1996, AcroMed Corporation ("AcroMed"), a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiff's Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the proposed settlement, AcroMed will establish a settlement fund consisting of $100 million in cash plus the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. Judge Bechtle is currently considering whether to certify the proposed settlement class and the fairness, adequacy and reasonableness of the proposed settlement. All federal court proceedings involving AcroMed devices have been stayed pending final consideration of the proposed settlement.

INSURANCE

All of the insurance carriers for policy periods in which these claims have been made have asserted reservation of rights, but have not denied coverage to the Company. To date, the cost of defending these claims has been reimbursed by certain of the primary and excess carriers, and the Company is actively engaged in discussions concerning the recovery of amounts currently due and owing from all other carriers. The Company believes that these receivables are recoverable under the terms of the Company's policies. The Company's insurance policies are reduced by the costs of defense, except for a policy issued by Royal Surplus Lines Insurance Co. ("Royal") covering the 12-month period that began in November 1995. The Company estimates that the litigation may continue for several years and, if so, the cost to defend and conclude these lawsuits is likely to exhaust its insurance coverage. Royal brought an action in December 1996 in the Federal District Court for the Middle District of Tennessee (Nashville Division) seeking a declaratory judgment as to, among other things, whether the policy covers lawsuits which have been reported to the insurer during the policy period. The Company has filed its answer and counterclaim in the Royal lawsuit. In addition, the Company has initiated its own declaratory judgment lawsuit against Royal in the Federal District Court located in Memphis, Tennessee. This lawsuit seeks a declaration of coverage and immediate payment of the outstanding balance of amounts due from Royal. Based on the Company's motion, Royal's lawsuit has been transferred to the Federal District Court in Memphis Tennessee. This litigation is in the preliminary stages. The Company believes that Royal's claims are without merit and will defend them vigorously.

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

SPANISH DISTRIBUTOR ACTION

In late September 1994, a Magistrate of the Commercial Court in Paris ruled in favor of a former Spanish distributor of Sofamor's products on a claim of wrongful termination of the distribution agreement in 1992. Prior to June 1993, an accrual was established, with a related charge to earnings, for this pending litigation. In June 1993, the Company also established a separate indemnity with respect to potential losses resulting from such lawsuit and placed in escrow shares issued to the former Sofamor shareholders pending the final outcome of this lawsuit. The

$3.0 million award (including interest) rendered by the French Magistrate exceeded the pre-established accrual. As a result, the Company recorded an expense of $2.2 million for the non-recurring litigation award during the third and fourth quarters of 1994. The Company filed an appeal which involves a complete retrial on all issues. The former Spanish distributor has filed its papers in the appeal and seeks additional damages; the Company seeks to have the decision of the Commercial Court reversed. A hearing on the appeal is currently scheduled for the fourth quarter of 1997.

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


Item 4.     Submission of Matters to a Vote of Security Holders

            a) The Company's annual shareholders' meeting was held on April 29, 1997, to elect the directors of the Company for the ensuing year and to approve the Sofamor Danek Group, Inc. Long-Term Incentive Plan, as amended.

            b)  The following directors were elected at the Annual Meeting of
                Shareholders:

                                                     For              Withheld
                                                  ----------          --------
                E. R. Pickard                     21,439,751          247,896
                James J. Gallogly                 21,439,484          248,163
                L. D. Beard                       21,435,477          252,170
                George W. Bryan, Sr.              21,481,884          205,763
                Robert A. Compton                 21,481,884          205,763
                Yves Paul Cotrel, M.D.            21,438,404          249,243
                Samuel F. Hulbert, Ph.D.          21,480,784          206,863
                Marie-Helene Plais, M.D.          21,424,732          262,915
                George F. Rapp, M.D.              21,466,832          220,815

             c) The resolution passed was as follows:

                Act upon a proposal to approve the Sofamor Danek Group, Inc. Long-Term Incentive Plan, as amended.

                For  11,446,083        Against  7,256,755        Abstain  53,509

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a) Exhibit No.          Description
              -----------          -----------
                 10.1              Fifth Amendment to Loan Agreement
                                   between SunTrust Bank, Nashville, N.A.
                                   and Sofamor Danek Group, Inc. dated
                                   June 27, 1997.

                 10.2 Credit Agreement by and among Sofamor Danek Group, Inc., The Lenders
                                   Listed Herein, and SunTrust, Nashville,
                                   N.A., As Agent dated July 22, 1997.

                   27              Financial Data Schedule
                                   (For SEC use only)


           b) Reports on Form 8-K

                       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SOFAMOR DANEK GROUP, INC.
                                               (Registrant)


DATE:    August 13, 1997                BY: /s/ E.R. Pickard
      ---------------------                 ---------------------------------
                                            E.R. Pickard
                                            Chairman, Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)


DATE:    August 13, 1997                BY: /s/ George G. Griffin, III
      ---------------------                 -------------------------------
                                            George G. Griffin, III
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial Officer)