Form 10-Q
period 1997-09-10
SOFAMOR DANEK GROUP INC
filed 1997-11-12
CIK 873730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                               -----------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  _______________

Commission File Number:    000-19168
                           -----------------------------------------------------
                            Sofamor Danek Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Indiana                                       35-1580052
--------------------------------------------------------------------------------
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

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

25,022,516 shares of common stock outstanding as of September 30, 1997

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARES)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1997             1996
                                                              ------------      ------------
                                                              (UNAUDITED)

ASSETS
Current Assets:
     Cash and cash equivalents                                   $5,553              $2,830
     Short-term investments                                          70                 111
     Accounts receivable--trade, less allowance for doubtful
       accounts of $1,693 and $1,589 for
       September 30, 1997 and December 31, 1996,
       respectively                                              77,089              70,031
     Other receivables                                           25,733              15,813
     Inventories                                                 45,775              33,483
     Loaner set inventories                                      22,064              14,123
     Prepaid expenses                                             4,422               6,318
     Prepaid income taxes                                         8,496                  --
     Current deferred income taxes                                5,360               5,312
                                                               --------            --------
         Total current assets                                   194,562             148,021
Property, plant and equipment
     Land                                                         1,481               1,484
     Buildings                                                   10,771              11,261
     Machinery and equipment                                     34,055              32,083
     Automobiles                                                    744                 708
                                                               --------            --------
                                                                 47,051              45,536
     Less accumulated depreciation                              (22,824)            (20,026)
                                                               --------            --------
                                                                 24,227              25,510

Investments                                                       1,061                 920
Intangible assets, net                                           89,787              83,426
Other assets                                                     32,194              28,282
Non-current deferred income taxes                                32,698              33,002
                                                               --------            --------
         Total assets                                          $374,529            $319,161
                                                               ========            ========

         The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

                                                                             SEPTEMBER 30, DECEMBER 31,
                                                                                 1997         1996
                                                                               ---------    ---------
                                                                              (UNAUDITED)
LIABILITIES
Current Liabilities:
     Notes payable and lines of credit                                          $12,465     $50,207
     Current maturities of long-term debt                                         7,584      16,687
     Accounts payable                                                             5,732       7,332
     Income taxes payable                                                         2,838       3,898
     Accrued expenses                                                            36,651      38,770
     Deferred income taxes                                                          603          --
                                                                               --------    --------
         Total current liabilities                                               65,873     116,894

Long-term debt, less current maturities                                          70,239      12,300
Deferred income taxes                                                               294         121
Product liability litigation                                                     43,099      48,000
Minority interest                                                                 3,430       2,020

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized, no shares outstanding
Common stock, no par value 150,000,000 shares authorized: 25,708,424 and
     25,094,277 shares issued (including 685,908 shares held in treasury) at
     September 30, 1997 and December 31, 1996, respectively
                                                                                 68,392      52,994
Retained earnings                                                               138,875      98,044
Cumulative translation adjustment                                                (1,973)      2,542
                                                                               --------    --------
                                                                                205,294     153,580
Less:
     Cost of common stock held in treasury                                       (9,985)     (9,985)
     Unearned compensation                                                           --         (54)
     Stockholder notes receivable                                                (3,715)     (3,715)
                                                                               --------    --------
         Total stockholder's equity                                             191,594     139,826
                                                                               --------    --------
         Total liabilities and stockholder's equity                            $374,529    $319,161
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

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                    THREE MONTHS             NINE MONTHS
                                                ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                 1997        1996         1997         1996
                                              ---------    ---------    ---------    ---------

Revenues                                      $  78,006    $  63,206    $ 221,378    $ 174,244

Cost of goods sold                               14,631       10,363       39,661       30,710
                                              ---------    ---------    ---------    ---------

Gross Profit                                     63,375       52,843      181,717      143,534

Operating Expenses:
   Selling, general and administrative           35,321       30,617      102,652       83,389
   Research and development                       4,822        4,267       14,319       11,824
                                              ---------    ---------    ---------    ---------
Total operating expenses                         40,143       34,884      116,971       95,213
                                              ---------    ---------    ---------    ---------

Income from operations                           23,232       17,959       64,746       48,321

Other income (expense)                              (23)        (339)         232          731
Interest expense                                 (1,530)      (1,119)      (4,221)      (2,691)
                                              ---------    ---------    ---------    ---------
Income from operations before provision for
  and charge in lieu of income taxes             21,679       16,501       60,757       46,361

Provision for and charge in lieu of income
  taxes                                           6,613        5,030       17,946       13,224
                                              ---------    ---------    ---------    ---------

Income before minority interest                  15,066       11,471       42,811       33,137

Minority interest                                  (662)        (446)      (1,980)      (1,295)
                                              ---------    ---------    ---------    ---------

Net income                                    $  14,404    $  11,025    $  40,831    $  31,842
                                              =========    =========    =========    =========

Fully diluted net income per share            $    0.53    $    0.42    $    1.51    $    1.22
                                              =========    =========    =========    =========

Weighted average common shares outstanding
                                                 27,138       26,144       27,062       26,076
                                              =========    =========    =========    =========

 Note: Primary weighted average shares approximate fully diluted weighted average shares.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                          1997        1996
                                                                        --------    --------
Cash flows from operating activities:
   Net income                                                           $ 40,831    $ 31,842

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                       12,363       7,034
      Provision for doubtful accounts receivable                             393         403
      Deferred income tax (benefit) expense                                  556      (2,084)
      Gain on disposal of equipment                                           11          19
      Equity (income) loss in unconsolidated affiliate                      (108)         49
      Minority interest                                                    1,980       1,295
Changes in assets and liabilities, net of acquisitions:
   Accounts receivable                                                   (10,386)     (8,629)
   Other receivables                                                      (9,342)     (9,824)
   Inventories and loaner set inventories                                (22,090)     (7,180)
   Prepaid expenses                                                        1,759       1,604
   Prepaid income taxes                                                   (8,498)      3,053
   Other assets                                                           (3,960)    (14,969)
   Accounts payable                                                       (1,112)     (1,809)
   Income taxes payable                                                    4,830       4,983
   Accrued expenses                                                         (907)      4,598
   Product liability litigation                                           (4,901)         --
                                                                        --------    --------

      Net cash provided by operating activities                            1,419      10,385
                                                                        --------    --------

Cash flows from investing activities:
   Purchase of short-term investments                                         (2)       (116)
   Proceeds from maturities of short-term investments                         33       1,899


         The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              1997        1996
                                                            --------    --------

   Payments for purchase of property, plant and equipment     (6,055)     (4,698)
   Proceeds from sale of equipment                               404          34
   Purchase of intangible assets                             (14,471)    (10,003)
   Increase in notes receivable, other                          (844)         --
   Repayments of notes receivable, other                          56          66
   Investment in unconsolidated affiliates                      (142)         --
   Acquisitions, net of cash acquired                             --     (30,042)
   Purchase of minority interest                                 483      (1,974)
                                                            --------    --------
      Net cash used by investing activities                  (20,538)    (44,834)
                                                            --------    --------
Cash flows from financing activities:
   Increase in short-term borrowings                          28,799      34,514
   Proceeds from long-term debt                                  174         575
   Repayment of long-term debt                               (16,250)    (10,117)
   Proceeds from issuance of common stock                      9,815       3,686
   Capital contribution by minority shareholders                 148         428
                                                            --------    --------
      Net cash provided by financing activities               22,686      29,086
                                                            --------    --------
Effect of exchange rate changes on cash                         (844)        348
                                                            --------    --------
Increase (decrease) in cash and cash equivalents               2,723      (5,015)
Cash and cash equivalents, beginning of period                 2,830      11,330
                                                            --------    --------
Cash and cash equivalents, end of period                    $  5,553    $  6,315
                                                            ========    ========

Supplemental disclosure of non-cash investing and financing activities:

     - In 1997 and 1996, net income tax benefits of $5,583 and $2,437, respectively, were realized by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock, reducing accrued federal and state income taxes payable and increasing common stock.

     - During July, 1997, the Company renegotiated its $80,000 uncollateralized revolving line of credit. The revision extended the maturity of this instrument to July 2000. As a result of the renegotiation, $65,028 was reclassified from a current liability to a long-term liability.


         The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


1.   Financial Statement Presentation

     The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

2.   Inventories and Loaner Set Inventories

     Net inventories and loaner set inventories consist of:

     -------------------------------------------------------------------------------------------------------
                                                                    September 30,           December 31,
                                                                        1997                    1996
     -------------------------------------------------------------------------------------------------------
     Finished goods                                                    $38,739                 $28,260
     Work-in-process                                                     4,317                   2,961
     Raw materials                                                       2,719                   2,262
     -------------------------------------------------------------------------------------------------------

     Net inventories                                                   $45,775                 $33,483
     -------------------------------------------------------------------------------------------------------

     Loaner set inventories, net                                       $22,064                 $14,123
      -------------------------------------------------------------------------------------------------------

 3.  Income Taxes

     The Company's effective income tax rate was 30.5% for the quarters ended September 30, 1997 and 1996. The effective rates were 29.5% and 28.5% for the nine months ended September 30, 1997 and 1996, respectively. The difference between the Company's effective and statutory tax rates for both the quarter and nine months ended September 30, 1997 and 1996, resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. At September 30, 1997, the balance sheet of the Company reflected a net deferred tax asset of

     $37,161. No valuation allowance was recorded since sufficient taxable income existed in available carryback periods to recognize fully these net deferred tax assets.

     During the first nine months of 1997 and 1996, charges in lieu of income taxes of $5,583 and $2,437, respectively, were recorded by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock.

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

5.   Revolving Line of Credit

     During July, 1997, the Company renegotiated its $80,000 uncollateralized revolving line of credit. The revision extended the maturity of this instrument to July 2000. At September 30, 1997, the balance sheet of the Company reflected the outstanding balance as long-term debt.

6.   Commitments and Contingencies

     The Company is involved from time to time in litigation on various matters which are routine to the conduct of its business, including product liability and intellectual property cases.

PRODUCT LIABILITY LITIGATION

Beginning in 1994, the Company and other spinal implant manufacturers were named as defendants in a number of product liability lawsuits brought in various federal and state courts around the country. These lawsuits allege that plaintiffs were injured by spinal implants manufactured by the Company and others. Although the plaintiffs have advanced claims under many different legal theories, the essence of their claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of Food & Drug Administration ("FDA") rules and regulations (governing marketing and labeling), that pedicle fixation has not been proven safe and effective in the context of FDA labeling standards, that some or all of the spinal systems are defectively designed and manufactured, and that plaintiffs have suffered a variety of injuries as a result of their physicians' use of such systems in pedicle fixation. The Company has also been named as a defendant in a number of lawsuits instituted by plaintiffs who have received spinal implants manufactured by other manufacturers and in which the Company is alleged to have participated in a conspiracy among doctors, manufacturers, hospitals, teaching institutions, professional societies and others to promote, in violation of applicable law, the use of spinal implants.

In a number of cases, plaintiffs have sought to proceed as representatives of classes of spinal implant recipients. All efforts to obtain class certification have been denied or withdrawn, except for the settlement proposed by AcroMed Corporation (see below under the heading entitled AcroMed Corporation Proposed Settlement). Some plaintiffs have filed individual lawsuits, whereas other lawsuits list multiple plaintiffs and, in certain instances, multiple lawsuits have been filed on behalf of the same individual plaintiffs. Plaintiffs typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the court in which the case has been filed. A few suits also name as defendants various officers and directors of the Company.

To date, approximately two thousand eight hundred (2,800) plaintiffs have joined in lawsuits against the Company. The majority of these plaintiffs filed their claims in 1995. The Company is also named as a defendant in lawsuits involving about two thousand six hundred (2,600) claimants where the Company is alleged to have conspired illegally with competitors and others to promote the use of spinal implant systems.

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

Discovery has been completed in a number of the federal court cases and is continuing in the remainder. A small number of cases have been transferred to the federal courts in which they were filed for further proceedings and trial. Judge Bechtle has stated that he intends to begin the process of transferring the remaining federal court cases in November, 1997 to various federal courts throughout the United States. It is not now possible to determine when the first federal court cases will be tried.

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

Discovery is proceeding in all remaining state court cases. Some state cases have been given trial dates in 1998. It is anticipated that a number of other state court cases around the country may be scheduled for trial in 1998, although delays in trial dates are common. Trials in the Memphis proceedings are scheduled to begin in 1998.

ACROMED CORPORATION PROPOSED SETTLEMENT

In December 1996, AcroMed Corporation ("AcroMed"), a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiff's Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the proposed settlement, AcroMed will establish a settlement fund consisting of $100 million in cash plus the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. By order dated October 17, 1997, Judge Bechtle certified the proposed settlement class and approved the proposed settlement. All federal court proceedings involving AcroMed devices have been stayed pending final judicial consideration of the proposed settlement.

INSURANCE

Several insurance carriers have asserted reservation of rights concerning the scope and timing of the Company's remaining insurance coverage, but have not denied insurance coverage to the Company. Three of the carriers, Royal, Steadfast Insurance Company ("Steadfast"), and Agricultural Excess and Surplus Insurance Company ("Agricultural"), have each filed declaratory judgment actions against the Company seeking clarification of their rights and obligations, if any, under their respective policies. Neither Royal nor Agricultural have paid amounts due to the Company; Steadfast has paid only a portion of the amounts due to the Company. The Royal and Steadfast lawsuits are pending in the United States District Court for the Western District of Tennessee in Memphis. The Agricultural lawsuit is pending in the United States District for the Southern District of Ohio in Cincinnati. The Company believes that the receivables are recoverable under the terms of the Royal, Steadfast and Agricultural policies. The Company has filed an answer and counterclaim in the Royal Litigation, and a motion seeking the interim payment of the Company's defense costs. The Company has filed an answer and counterclaim in the Steadfast litigation and intends to file an answer and counterclaim in the Agricultural litigation. These litigations are in the preliminary stages. The Company believes that Royal's, Steadfast's and Agricultural's claims are without merit and will defend them vigorously.

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

SECURITIES LAWS ACTIONS

Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in the United States District Court in Memphis, Tennessee. Four of the lawsuits purport to be class actions. All of the lawsuits were consolidated into one case in the United States District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleges that the defendants made false and misleading statements and failed to disclose material facts to the investing public and seeks money damages. The alleged securities law violations are based on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former United States distributor of Sofamor products, National Medical Specialties, Inc. ("NMS"). The allegations relating to illicit and illegitimate sales of product are, for the most part, copied from product liability complaints filed against the Company and other manufacturers currently being coordinated in the United States District Court for the Eastern District of Pennsylvania which are referred to above. The allegations of improper sales relate to one of the Company's selling programs which has been publicly disclosed since May 1991. The allegations concerning NMS relate to the termination of the NMS distribution agreement covering Sofamor products in the United States. On October 3, 1995, the United States District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. On August 14, 1997, the Court of Appeals affirmed the dismissal of the plaintiffs' complaint. The Court of Appeals denied the plaintiffs' request for reconsideration on October 9, 1997.

The Company does not believe the Securities Laws Actions will have a material adverse effect on its consolidated financial position, results of operations or cash flows because of, among other reasons, the facts and circumstances existing with respect to each action, the Company's belief that these actions are without merit, certain defenses available to the Company and the availability of insurance in the Securities Laws Actions.

SPANISH DISTRIBUTOR ACTION

In late September 1994, a Magistrate of the Commercial Court in Paris ruled in favor of a former Spanish distributor of Sofamor's products on a claim of wrongful termination of the distribution agreement in 1992. Prior to June 1993, an accrual was established, with a related charge to earnings, for this pending litigation. In June 1993, the Company also established a separate indemnity with respect to potential losses resulting from such lawsuit and placed in escrow shares issued to the former Sofamor shareholders pending the final outcome of this lawsuit. The $3.0 million award (including interest) rendered by the French Magistrate exceeded the pre-established accrual. As a result, the Company recorded an expense of $2.2 million for the non-recurring litigation award during the third and fourth quarters of 1994. The Company filed an appeal which would have involved a complete retrial of all issues. The former Spanish distributor filed an appeal and sought additional damages; the Company sought to have the decision of the Commercial Court reversed. The case has been settled, and under the terms of the settlement, the Company has received approximately $300 thousand of the award back from the former Spanish distributor.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth for the periods indicated, selected unaudited financial information expressed as a percentage of revenues and the period-to-period change in such information.

                                                                                          PERIOD-TO-PERIOD CHANGE
                                                                                          -----------------------
                                                                                            THREE        NINE
                                                                                           MONTHS       MONTHS
                                                                                            ENDED       ENDED
                                                                                          SEPTEMBER   SEPTEMBER
                                              THREE MONTHS             NINE MONTHS         30, 1997    30, 1997
                                           ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,        VS           VS
                                            1997      1996          1997       1996         1996         1996
                                            -----     -----         -----     -----         ----         ----

Revenues                                    100.0%    100.0%        100.0%    100.0%        23.4%        27.1%
Cost of goods sold                           18.8      16.4          17.9      17.6         41.2         29.1
                                            -----     -----         -----     -----         ----         ----
Gross profit                                 81.2      83.6          82.1      82.4         19.9         26.6
Operating expenses:
    Selling, general and administrative      45.2      48.4          46.4      47.9         15.4         23.1
    Research and development                  6.2       6.8           6.5       6.8         13.0         21.1
                                            -----     -----         -----     -----         ----         ----
Total operating expenses                     51.4      55.2          52.9      54.7         15.1         22.9
Income from operations                       29.8      28.4          29.2      27.7         29.4         34.0
Other income (expense)                       (0.0)     (0.5)          0.1       0.4         93.2        (68.3)
Interest expense                             (2.0)     (1.8)         (1.9)     (1.5)        36.7         56.9
                                            -----     -----         -----     -----         ----         ----
Income from operations before
   provision for and charge in lieu
   of income taxes                           27.8      26.1          27.4      26.6         31.4         31.1


Provision for and charge in
   lieu of income taxes                       8.5       8.0           8.1       7.6         31.5         35.7
                                            -----     -----         -----     -----         ----         ----
Income before minority interest              19.3      18.1          19.3      19.0         31.3         29.2
Minority interest                            (0.8)     (0.7)         (0.9)     (0.7)        48.4         52.9
                                            -----     -----         -----     -----         ----         ----
Net income                                   18.5%     17.4%         18.4%     18.3%        30.6%        28.2%
                                            =====     =====         =====     =====         ====         ====


RESULTS OF OPERATIONS*

The Company reported record revenues of $78.0 million and $221.4 million for the quarter and nine months ended September 30, 1997, respectively. Third quarter 1997 revenues increased $14.8 million or 23.4%, compared with the third quarter of 1996. An increase in volume contributed revenue growth of 21.9%. The Company's conversion of certain portions of its international distribution network to direct sales, which resulted in higher selling prices, contributed a 2.7% increase. Other net pricing changes in existing distribution channels resulted in a 2.4% increase in revenues. If exchange rates had been constant, revenues would have reflected an additional 3.6% increase compared with the third quarter of 1996.

----------
* Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein (including, in particular, those discussed in Part II, Item 1, "Legal Proceedings") are forward-looking statements that involve risks and uncertainties, including (without limitation) the timely development and acceptance of new products, the impact of competitive products, the timely receipt of regulatory clearances required for new products, the regulation of the Company's products generally, the disposition of certain litigation involving the Company and certain other risks and uncertainties detailed from time to time in the Company's periodic reports (including the Annual Report on Form 10-K for the year ended December 31, 1996) filed with the Securities and Exchange Commission and "Factors That May Affect Future Operating Results and Financial Condition" detailed in this Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

Revenues for the nine months ended September 30, 1997, represented a $47.1 million or 27.1% increase over the same period in 1996. Higher volume generated 25.3% revenue growth. The Company's conversion of certain portions of its international distribution network to direct sales, which resulted in higher selling prices, contributed a 2.5% increase. Other net pricing changes in existing distribution channels resulted in a 2.8% increase in revenues. If exchange rates had been constant, revenues would have reflected an additional 3.5% increase compared with the first nine months of 1996.

U.S. revenues increased 22.5% to $52.7 million and 29.0% to $149.8 million during the quarter and nine months ended September 30, 1997, respectively, from the same periods in 1996. The Company believes the improvement in U.S. revenues is primarily the result of the increasing number of instrumented spinal fusions, as well as the acceptance of new products and services such as the STEALTHSTATION (TM) System and the MEDNEXT(R) Surgical Drill System, and service fees related to cortical bone dowel and other allograft bone products.

Non-U.S. revenues advanced 25.5% to $25.3 million and 23.1% to $71.6 million during the third quarter and first nine months of 1997, respectively, from the same periods in 1996. If exchange rates had been constant, the revenue increases for the third quarter and first nine months of 1997 over the comparative periods in 1996 would have been 36.4% and 33.6%, respectively. Higher sales volume in core products and the acceptance of new products were the primary sources of the increases in revenues for the quarter and nine months ended September 30, 1997, compared with the same periods in 1996. In addition, the Company's revenues continued to benefit from the direct sales operations which were established in selected countries during 1996 and the first nine months of 1997.

The Company's third quarter 1997 gross margin of 81.2% decreased 2.4 percentage points compared with the third quarter 1996 gross margin of 83.6%. The Company's gross margin was 82.1% for the nine months ended September 30, 1997, compared with 82.4% recorded in the first nine months of 1996. The decreases in gross margin during the quarter and nine months ended September 30, 1997, were primarily attributable to the effects of changes in production levels to achieve reductions in inventory levels from the previous quarter.

Selling, general, and administrative ("SG&A") expenses expressed as a percentage of revenues decreased to 45.2% in the third quarter of 1997, compared with 48.4% during the same period in 1996. SG&A expenses for the first nine months of 1997 were 46.4% of revenues, down from 47.9%, during the first nine months of 1996. The decreases in SG&A expenses as a percentage of revenues resulted from the leveraging of fixed costs over greater revenue volume, despite higher expenses incurred in direct sales operations established in selected countries during 1996 and the first nine months of 1997.

Research and development ("R&D") expenses totaled $4.8 million, or 6.2% of revenues, for the third quarter of 1997, compared with $4.3 million, or 6.8% of revenues, for the third quarter of 1996. For the first nine months of 1997, R&D expenses were $14.3 million or 6.5% of revenues compared to 6.8% of revenues for the same period in 1996. In dollars, R&D spending increased 13.0% and 21.1% for the quarter and nine months ended September 30, 1997, respectively, over the same periods in 1996. These development and clinical costs are incurred as the Company continues to enhance existing product lines and develop new and complementary products, such as the interbody fusion devices, biological products for use in spinal applications, and products related to frameless stereotactic surgery in the spinal and neurological fields of use. These expenditures demonstrate the Company's continued commitment to the pursuit of applying new medical technologies to product opportunities.

Interest expense for the quarter and nine months ended September 30, 1997, was $1.5 million and $4.2 million, respectively, compared with $1.1 and $2.7 million, respectively, for the same periods in 1996. Interest expense was higher during the quarter and nine months ended September 30, 1997, compared with the same periods in the prior year, due to interest on increased borrowings against the Company's credit facilities occurring principally as a result of acquisitions made in 1996.

The Company's effective income tax rate was 30.5% for the quarters ended September 30, 1997 and 1996. The effective tax rates were 29.5% and 28.5% for the nine months ended September 30, 1997 and 1996, respectively. The difference between the Company's effective and statutory tax rates for both the quarter and nine months ended September 30, 1997 and 1996, resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination in June 1993 of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount among other factors. Higher future pre-tax income could lead to higher future effective tax rates. At September 30, 1997, the balance sheet of the Company reflected a net deferred tax asset of $37.2 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and the Company's revolving lines of credit are the principal sources of funding available for growth of the business, including working capital and additions to property, plant and equipment, as well as debt service requirements and required contractual payments. The Company believes that these sources of funding will be sufficient to meet its expected cash needs for the foreseeable future. Cash, cash equivalents and short-term investments totaled $5.6 million at September 30, 1997, compared with $2.9 million at December 31, 1996.

The Company's working capital increased by $97.6 million during the first nine months of 1997. The increase in working capital resulted primarily from the renegotiation of the Company's uncollateralized revolving line of credit which extended the maturity of the instrument from October 1997 to July 2000 (see Note 5 to the financial statements set forth in Item 1) and from operations. Accounts receivable increased $7.1 million or 10.1% from December 31, 1996, due principally to the 11.0% increase in revenues in the third quarter of 1997 compared with the fourth quarter of 1996. Inventories and loaner set inventories increased by $20.2 million from year-end, due mostly to stocking levels required for recently formed subsidiaries and the production of inventories in preparation for new sales and marketing programs. Other receivables, which consisted primarily of amounts recoverable from insurance carriers related to the expenses incurred in connection with product liability litigation (see Part II, Item I, under the heading entitled Insurance), increased $9.9 million from the previous year-end.

In 1995, the Company entered into a license agreement (the "Agreement") with Genetics Institute which resulted in a special charge of $45.3 million. The Company made payments in June 1997 and 1996 of $17.5 million and $12.5 million, respectively, as required by the Agreement. The final scheduled payment of $7.5 million is payable on June 30, 1998. All payments include both principal and imputed interest.

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

During 1996, the Company recorded a special product liability litigation charge of $50.0 million. This charge was recorded in order to recognize the reasonably anticipated costs associated with the defense and conclusion of certain product liability cases in which the Company is named as defendant. At September 30, 1997, the balance sheet of the Company reflected a liability of $47.2 million of which $43.1 million was reflected as a long-term liability and $4.1 million was included in accrued expenses. (See Part II, Item 1.)

Additions to property, plant and equipment during the first nine months of 1997 of $6.1 million were related to capital asset expenditures necessary to support the Company's manufacturing and distribution operations. The Company is in need of additional office and distribution space at its Memphis location. Management has entered into an agreement whereby the Company will lease a new facility adjacent to its existing headquarters. This lease will be accounted for under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as an operating lease.

The Company has committed lines of credit totaling $97.0 million. At September 30, 1997, $77,493 million was outstanding under these committed lines of credit and other short-term borrowings. The committed lines of credit consist primarily of a $80.0 million uncollateralized revolving line of credit with a U.S. bank which matures in July 2000.

The Company invests available funds in short-term investment grade instruments, certificates of deposit, and direct and guaranteed obligations of the United States of America. These short-term investments are available to fund the Company's working capital requirements and acquisitions of capital assets.

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

Product Liability; Insurance. In recent years, physicians, hospitals, and other participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability or asserting related legal theories, many of which involve large claims and significant defense costs. The Company currently maintains liability insurance intended to cover such claims, although there can be no assurance that the coverage limits of such insurance policies will be adequate or that all amounts will ultimately be collected from each insurer providing the applicable policy. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. The Company is currently involved in product liability litigation. (See Note 6 to the Consolidated Financial Statements.) There can be no assurance that additional claims will not be asserted against the Company in the future. A successful future claim or aggregation of future claims brought against the Company in excess of insurance coverage could have a material adverse effect upon the financial condition, results of operations and/or cash flows of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the reputation and business of the Company.

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

PRODUCT LIABILITY LITIGATION

Beginning in 1994, the Company and other spinal implant manufacturers were named as defendants in a number of product liability lawsuits brought in various federal and state courts around the country. These lawsuits allege that plaintiffs were injured by spinal implants manufactured by the Company and others. Although the plaintiffs have advanced claims under many different legal theories, the essence of their claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of Food & Drug Administration ("FDA") rules and regulations (governing marketing and labeling), that pedicle fixation has not been proven safe and effective in the context of FDA labeling standards, that some or all of the spinal systems are defectively designed and manufactured, and that plaintiffs have suffered a variety of injuries as a result of their physicians' use of such systems in pedicle fixation. The Company has also been named as a defendant in a number of lawsuits instituted by plaintiffs who have received spinal implants manufactured by other manufacturers and in which the Company is alleged to have participated in a conspiracy among doctors, manufacturers, hospitals, teaching institutions, professional societies and others to promote, in violation of applicable law, the use of spinal implants.

In a number of cases, plaintiffs have sought to proceed as representatives of classes of spinal implant recipients. All efforts to obtain class certification have been denied or withdrawn, except for the settlement proposed by AcroMed Corporation (see below under the heading entitled AcroMed Corporation Proposed Settlement). Some plaintiffs have filed individual lawsuits, whereas other lawsuits list multiple plaintiffs and, in certain instances, multiple lawsuits have been filed on behalf of the same individual plaintiffs. Plaintiffs typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the court in which the case has been filed. A few suits also name as defendants various officers and directors of the Company.

To date, approximately two thousand eight hundred (2,800) plaintiffs have joined in lawsuits against the Company. The majority of these plaintiffs filed their claims in 1995. The Company is also named as a defendant in lawsuits involving about two thousand six hundred (2,600) claimants where the Company is alleged to have conspired illegally with competitors and others to promote the use of spinal implant systems.

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

Discovery has been completed in a number of the federal court cases and is continuing in the remainder. A small number of cases have been transferred to the federal courts in which they were filed for further proceedings and trial. Judge Bechtle has stated that he intends to begin the process of transferring the remaining federal court cases in November, 1997 to various federal courts throughout the United States. It is not now possible to determine when the first federal court cases will be tried.

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

Discovery is proceeding in all remaining state court cases. Some state cases have been given trial dates in 1998. It is anticipated that a number of other state court cases around the country may be scheduled for trial in 1998, although delays in trial dates are common. Trials in the Memphis proceedings are scheduled to begin in 1998.

ACROMED CORPORATION PROPOSED SETTLEMENT

In December 1996, AcroMed Corporation ("AcroMed"), a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiff's Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the proposed settlement, AcroMed will establish a settlement fund consisting of $100 million in cash plus the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. By order dated October 17, 1997, Judge Bechtle certified the proposed settlement class and approved the proposed settlement. All federal court proceedings involving AcroMed devices have been stayed pending final judicial consideration of the proposed settlement.

INSURANCE

Several insurance carriers have asserted reservation of rights concerning the scope and timing of the Company's remaining insurance coverage, but have not denied insurance coverage to the Company. Three of the carriers, Royal, Steadfast Insurance Company ("Steadfast"), and Agricultural Excess and Surplus Insurance Company ("Agricultural"), have each filed declaratory judgment actions against the Company seeking clarification of their rights and obligations, if any, under their respective policies. Neither Royal nor Agricultural have paid amounts due to the Company; Steadfast has paid only a portion of the amounts due to the Company. The Royal and Steadfast lawsuits are pending in the United States District Court for the Western District of Tennessee in Memphis. The Agricultural lawsuit is pending in the United States District for the Southern District of Ohio in Cincinnati. The Company believes that the receivables are recoverable under the terms of the Royal, Steadfast and Agricultural policies. The Company has filed an answer and counterclaim in the Royal Litigation, and a motion seeking the interim payment of the Company's defense costs. The Company has filed an answer and counterclaim in the Steadfast litigation and intends to file an answer and counterclaim in the Agricultural litigation. These litigations are in the preliminary stages. The Company believes that Royal's, Steadfast's and Agricultural's claims are without merit and will defend them vigorously.

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

SECURITIES LAWS ACTIONS

Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in the United States District Court in Memphis, Tennessee. Four of the lawsuits purport to be class actions. All of the lawsuits were consolidated into one case in the United States District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleges that the defendants made false and misleading statements and failed to disclose material facts to the investing public and seeks money damages. The alleged securities law violations are based on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former United States distributor of Sofamor products, National Medical Specialties, Inc. ("NMS"). The allegations relating to illicit and illegitimate sales of product are, for the most part, copied from product liability complaints filed against the Company and other manufacturers currently being coordinated in the United States District Court for the Eastern District of Pennsylvania which are referred to above. The allegations of improper sales relate to one of the Company's selling programs which has been publicly disclosed since May 1991. The allegations concerning NMS relate to the termination of the NMS distribution agreement covering Sofamor products in the United States. On October 3, 1995, the United States District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. On August 14, 1997, the Court of Appeals affirmed the dismissal of the plaintiffs' complaint. The Court of Appeals denied the plaintiffs' request for reconsideration on October 9, 1997.

The Company does not believe the Securities Laws Actions will have a material adverse effect on its consolidated financial position, results of operations or cash flows because of, among other reasons, the facts and circumstances existing with respect to each action, the Company's belief that these actions are without merit, certain defenses available to the Company and the availability of insurance in the Securities Laws Actions.

SPANISH DISTRIBUTOR ACTION

In late September 1994, a Magistrate of the Commercial Court in Paris ruled in favor of a former Spanish distributor of Sofamor's products on a claim of wrongful termination of the distribution agreement in 1992. Prior to June 1993, an accrual was established, with a related charge to earnings, for this pending litigation. In June 1993, the Company also established a separate indemnity with respect to potential losses resulting from such lawsuit and placed in escrow shares issued to the former Sofamor shareholders pending the final outcome of this lawsuit. The $3.0 million award (including interest) rendered by the French Magistrate exceeded the pre-established accrual. As a result, the Company recorded an expense of $2.2 million for the non-recurring litigation award during the third and fourth quarters of 1994. The Company filed an appeal which would have involved a complete retrial of all issues. The former Spanish distributor filed an appeal and sought additional damages; the Company sought to have the decision of the Commercial Court reversed. The case has been settled, and under the terms of the settlement, the Company has received approximately $300 thousand of the award back from the former Spanish distributor.

See Part I, Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Operating Results and Financial Condition--Product Liability; Insurance and Intellectual Property."


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibit No.              Description
              -----------              -----------
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



                                       SOFAMOR DANEK GROUP, INC.
                                       -------------------------
                                              (Registrant)


DATE:    November 12, 1997            BY:      /s/ E.R. Pickard
      ---------------------                    ---------------------
                                               E.R. Pickard
                                               Chairman, Chief Executive Officer
                                               and Director
                                               (Principal Executive Officer)


DATE:    November 12, 1997           BY:      /s/ George G. Griffin, III
      ---------------------                   -------------------------------
                                              George G. Griffin, III
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)