Form 10-K
period 1997-12-31
SOFAMOR DANEK GROUP INC
filed 1998-03-27
CIK 873730

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
 (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 1997
                                            -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________  to ____________

                        Commission file number 000-19168

                            SOFAMOR DANEK GROUP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Indiana                                               35-1580052
---------------------------------                          -------------------
(STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

 1800 Pyramid Place, Memphis, Tennessee                          38132
---------------------------------------                    -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (901) 396-2695
                                                   ------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, no par value                    New York Stock Exchange
--------------------------             -----------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         At February 27, 1998, based on the closing sales price of the Common Stock, as reported on the New York Stock Exchange, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,789.5 million.

         At February 27, 1998, there were 26,327,756 shares of registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Certain exhibits to registrant's Form S-1 Registration Statement No. 33-39593, registrant's Annual Report on Form 10-K for the fiscal years ended December 31, 1991, 1992, 1993, 1994, 1995 and 1996 and registrant's Form S-4
Registration Statement No. 33-63040 are incorporated by reference in Part IV of this Form 10-K.

                                TABLE OF CONTENTS
                                       AND
                              CROSS REFERENCE SHEET


                                                                                                 PAGE NUMBER
                                                                                                 -----------

PART I        Item 1.      Business..................................................................  1
                              Overview...............................................................  1
                              Use of Spinal Implants.................................................  2
                              Principal Products.....................................................  2
                              Marketing and Distribution.............................................  4
                              Manufacturing and Quality Control......................................  4
                              Research and Product Development.......................................  5
                              New Product Opportunities..............................................  5
                              Government Regulations.................................................  6
                              Competition............................................................  8
                              Employees..............................................................  9
                              Patents, Trademarks and Copyrights.....................................  9
                              Royalty and Other Payments.............................................  9
                              Raw Materials..........................................................  9
                              Principal Customers...................................................   9
                              Environmental..........................................................  9
                              Insurance.............................................................. 10
              Item 2.      Properties................................................................ 10
              Item 3.      Legal Proceedings......................................................... 10
              Item 4.      Submission of Matters to a Vote of Security Holders....................... 13
                           Executive Officers of the Registrant...................................... 14

PART II       Item 5.      Market for Registrant's Common Equity and Related
                              Stockholder Matters.................................................... 16
              Item 6.      Selected Consolidated Financial Data...................................... 18
              Item 7.      Management's Discussion and Analysis of Results of
                              Operations and Financial Condition..................................... 19
              Item 8.      Financial Statements and Supplementary Data............................... 27
              Item 9.      Changes in and Disagreements with Accountants on
                              Accounting and Financial Disclosure.................................... 27

PART III      Item 10.     Directors and Executive Officers of the Registrant........................ 27
              Item 11.     Executive Compensation.................................................... 27
              Item 12.     Security Ownership of Certain Beneficial Owners
                              and Management......................................................... 27
              Item 13.     Certain Relationships and Related Transactions............................ 27

PART IV       Item 14.     Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K............................................................ 27

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW*

Sofamor Danek Group, Inc. is primarily involved in developing, manufacturing and marketing devices, instruments, computer-assisted visualization products and biomaterials used in the treatment of spinal and cranial disorders. The objective of spinal implants is to increase spinal stability and facilitate the bone growth required for fusion of the vertebrae of the spine. Demand for the Company's products is affected by both the number of spinal fusions performed and the percentage of these operations which utilize spinal implants.

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

The executive offices, administrative offices and U.S. distribution facility of the Company are located in Memphis, Tennessee, and its U.S. manufacturing operations are conducted near Warsaw, Indiana, Broomfield, Colorado and West Palm Beach, Florida. The Company also has a major manufacturing and distribution facility in Rang-du-Fliers, France and distributes its products primarily through its subsidiaries in France, Germany, Spain, Italy, Hong Kong, Japan, the Benelux region, Australia, Korea, Puerto Rico, South Africa, the United Kingdom and Canada.

The Company's principal products include the TSRH(R) Spinal System, the Cotrel-Dubousset line of products and the ORION(R) Anterior Cervical Plate System (the "ORION System") and the STEALTHSTATION(TM). The Company's spinal systems include the TSRH(R) Spinal System, the CD(TM) line of products and the ORION(R) System. These lines of surgical implants include tools for fusion such as rods, plates, screws, hooks, locking bolts and transverse traction devices that lock implants together. The Company markets products which treat degenerative diseases, deformities and trauma in all regions of the spine. Spinal surgeons and neurosurgeons choose a spinal implant system based on, among other things, the nature and location of the spinal instability. The Company currently markets approximately 33 spinal implant product lines. The STEALTHSTATION(TM) is an advanced computer-assisted, image-guided surgery system which provides surgeons with the capability to plan, navigate and precisely position surgical tools and devices during cranial, spinal, ear, nose and throat procedures. Additional new products are now under development. (See "Business--New Product Opportunities.")

The Company expanded its product line in 1996 with the acquisition of MedNext, Inc., Surgical Navigation Technologies, Inc. and certain net assets of TiMesh Inc. MedNext's product line consists of a high-speed pneumatic

--------
* Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein, including (without limitation) those discussed in "New Product Opportunities," "Government Regulations," "Insurance," "Legal Proceedings" and "Management's Discussion and Analysis of Results of Operations and Financial Condition", are forward-looking statements that involve risks and uncertainties, including (without limitation) the timely development and acceptance of new products, the impact of competitive products, the timely receipt of regulatory clearances required for new products, the regulation of the Company's products generally, the disposition of certain litigation involving the Company and the other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. For information regarding risks and uncertainties that could affect the Company's operating results and financial condition see "Factors That May Affect Future Operating Results and Financial Condition" contained in Part II,
Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" of this Annual Report on Form 10-K. The description of products or proposed products and technologies in this Annual Report on Form 10-K is not intended nor should be construed as labeling for the Company's products. Readers should not rely on this document for decisions to purchase, indications in use, and/or instructions in use, and should see, read and follow all package inserts accompanying the Company's products.

drill, accessory equipment and disposable burs for surgical specialties. Surgical Navigation's product line consists of frameless stereotactic surgical products relating to the spinal and neurological fields. The Timesh product line includes titanium plates and alloy screws used to treat conditions in the cranial (head and facial) region.

The Company's strategy is to continue its focus on product development and marketing to its worldwide customer base. The Company markets its products in the U.S. to spinal surgeons through its network of approximately 200 independent commissioned sales representatives. The Company markets its products internationally to spinal surgeons in approximately 60 countries primarily through a network of independent distributors and agents. In France, Germany, Spain, Italy, Hong Kong, Japan, the Benelux region, Australia, New Zealand, Korea, Puerto Rico, South Africa, the United Kingdom and Canada, the Company's subsidiaries distribute products.

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

The objective of spinal implants is to increase spinal stability and facilitate the bone growth required for fusion of the vertebrae of the spine. Fusion immobilizes the vertebrae, which generally relieves the pressure on the nerves of the spinal column and alleviates chronic back pain. Approximately 500,000 spinal fusion procedures were performed worldwide in 1997, and spinal implants (commonly referred to as "instrumentation") are currently used in approximately 40% of these procedures. The Company believes that the success rate for fusion with instrumentation is over 90%. Spinal implant procedure growth will be driven by continued penetration of instrumentation, technological advances and demographics. A surgeon's decision to treat a spinal condition with an implant is based on many factors. The relative severity of the patient's condition, such as the degree of the curvature of the spine, is assessed against the potential risks and benefits of the spinal operation. The age of the patient, the patient's medical history and the physical condition of the patient (i.e., the ability to withstand surgery) are all important considerations in deciding which treatment path to implement.

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

PRINCIPAL PRODUCTS

TSRH(R) SPINAL SYSTEM

The TSRH(R) Spinal System traces its origins to research conducted at the Texas Scottish Rite Hospital in Dallas, Texas and is used primarily to treat patients afflicted with degenerative diseases, scoliosis (curvature of the spine) or other spinal deformities. The system consists of specialized hooks, plates and screws that are attached to rods through locking bolts, which the Company believes allows for increased torsional and axial spinal support. There are special configurations of the system available to address specific applications such as pediatric surgery and adult lumbar surgery. The Company manufactures and distributes the TSRH(R) Spinal System under agreements pursuant to which the Company has received the exclusive worldwide rights to the products in exchange for royalty payments. Sales of the TSRH(R) Spinal System accounted for 24% of the Company's revenues in 1997, 33% in 1996 and 38% in 1995.

Since its introduction in 1989, the Company has added enhancements to the TSRH(R) Spinal System, including the Variable Angle Screw, Central Post Hook, Lateral Offset Plate, Open Eyebolt and Top Tightening components. The Variable Angle Screw provides flexibility in screw placement in relation to the spinal rod. Similarly, the Central Post Hook offers versatility in hook placement. The Lateral Offset Plate allows variations in the lateral distance between a hook or sacral screw and the spinal rod. The Open Eyebolt can be used when an eyebolt must be added after all hooks and CROSSLINK(R) plates are in place. The Top Tightening components incorporate T-bolts, hooks, sacral/iliac screws and staples into a comprehensive spinal implant system. These enhancements provide interchangeability of components and improved ease of use for surgeons. The TSRH(R) Spinal System is covered by various patents.

COTREL-DUBOUSSET LINE OF PRODUCTS

The Cotrel-Dubousset line of products was developed by Dr. Yves Paul Cotrel in cooperation with Sofamor and with the assistance of Professor Jean Dubousset. This product line includes the CD(TM) Spinal Instrumentation System (the "CD(TM) System"), the Compact CD or CCD(TM) System (the "CCD(TM) System") and the CD HORIZON(R) Spinal System (the "CD HORIZON(R) System"). The CD(TM) System was introduced in 1984 and was designed primarily to treat patients afflicted with spinal deformities and fractures of the spine in the thoracic and lumbar regions. The principal components of the CD(TM) System include spinal rods, hooks, sacral screws and transverse traction devices which lock implants together and a wide range of instruments used to position and secure the implants. The CCD(TM) System was designed principally for the treatment of degenerative spinal conditions of the lumbar and sacral spine. The CD HORIZON(R) System combines new, low profile hooks and screws with components of several other systems for the treatment of various spinal conditions. Sales of the Cotrel-Dubousset line of products accounted for 17% of the Company's revenues in 1997, 23% in 1996 and 26% in 1995.

ORION(R) ANTERIOR CERVICAL PLATE SYSTEM

The ORION(R) System was introduced by the Company in 1994. This system is indicated for use in stabilizing the anterior cervical spine during the development of a solid spinal fusion in patients with degenerative diseases, traumatic fractures and tumors. The system consists of a plate and screws which attach to the anterior cervical spine (front part of the neck). The Company manufactures and distributes the ORION(R) System under agreements pursuant to which the Company obtained the exclusive worldwide rights to the products in exchange for royalty payments. The ORION(R) System accounted for 11% of the Company's revenues in 1997, 10% in 1996 and 8% in 1995.

STEALTHSTATION(TM) SYSTEM

The STEALTHSTATION(TM) System is an advanced computer-assisted, image-guided surgery system which provides surgeons with the capability to plan, navigate and precisely position surgical tools and devices during cranial, spinal, ear, nose and throat procedures. Specifically, the STEALTHSTATION(TM) System allows surgeons to take standard image data sets from practically any image source (CT, MR, etc.) and transform them into a three-dimensional image. Surgeons can use the system to plan the most desirable path through critical anatomy, then move seamlessly into the operating room where this image data is registered, or matched, to the patient's actual anatomy. Thus, the STEALTHSTATION(TM) System enhances the accuracy of delicate surgical procedures. The STEALTHSTATION(TM) System assists the surgeon by precisely identifying in real-time the location of a surgical instrument's tip in relation to the patient's preoperative diagnostic imaging scan. The Company believes that use of the STEALTHSTATION(TM) System significantly reduces operating room time and the length of the patient's hospital stay, which has reduced the overall cost of such procedures. The Company obtained initial FDA marketing clearance for the STEALTHSTATION(TM) System in January 1996 for use throughout the body. The Company believes the STEALTHSTATION(TM) System is the leading frameless stereotactic image-guided surgery system in the world. The Company generates recurring revenue from this product from annual maintenance contracts, software upgrades and product enhancements.

Each of the TSRH, CD, CCD, CD HORIZON, ORION and STEALTHSTATION Systems is marketed in the U.S. as a spinal device system and is covered by various patents; "TSRH," "CD," "CCD," "CD HORIZON," "ORION," and "STEALTHSTATION" are trademarks of the Company. (See "Business-Government Regulations.")

MARKETING AND DISTRIBUTION

Sofamor Danek markets its spinal implant and surgical systems products in the United States directly to the spinal surgeons and neurosurgeons who perform spinal and cranial surgery. The Company distributes its products through its unique network of approximately 200 commissioned, dedicated sales representatives. The Company markets its products internationally directly to spinal surgeons and neurosurgeons in major markets including the Benelux region, France, Germany, Italy, Spain, the United Kingdom, Canada, South Africa, Puerto Rico, Hong Kong, Japan, Korea, Australia and New Zealand, and indirectly in approximately 60 other countries through a network of independent distributors and agents. The Company believes that its distribution capabilities provide it with significant competitive advantages by facilitating strong relationships with the physicians, hospitals and clinics that comprise the Company's customer base. The Company strengthens these relationships by organizing and sponsoring the education of surgeons through medical symposia, seminars, payor relations and practice management consulting. In order to meet the needs of hospitals and clinics, the Company offers instrument and implant purchase alternatives. For example, the Company offers a "loaner program" whereby a complete implant system is shipped overnight for next-day surgery. The customer is charged only for the components used, and a premium over the published list price is charged to defray the additional cost of the program. The Company's premier distribution capability also enables it to attract alliance partners who seek its distribution breadth.

International sales have amounted to $101.5 million and $82.3 million, representing approximately 32% and 34% of total sales in 1997 and 1996, respectively.

The Company's backlog of firm orders is not considered material to an understanding of its business.

MANUFACTURING AND QUALITY CONTROL

The Company's products are manufactured in the United States primarily by the Company's subsidiary, Warsaw Orthopedic, Inc., which the Company acquired in 1983. The Company's products are also manufactured by its subsidiaries, SNT, located in Broomfield, Colorado, and MedNext of West Palm Beach, Florida. The Company believes that its current assets will provide it with sufficient manufacturing capacity for the future. As a medical device manufacturer, the Company is subject to the FDA's stringent QSR and regulations as stipulated by the FDA. The Company has installed computer controlled machinery in its manufacturing operations, resulting in greater flexibility in the manufacturing process and enabling the Company to be cost efficient. The Company also utilizes comprehensive, integrated MIS (management information system) software for production, planning and scheduling. The Company employs a broad range of inspection and quality assurance standards. The Company utilizes in-process testing and inspection methods in the manufacturing process to produce quality products. The design and layout of the Company's manufacturing facilities affords the Company flexibility to increase production capacity. Outside the United States, product manufacturing is done primarily by Sofamor in Rang-du-Fliers, France. Some of the manufacturing outside the United States is performed by subcontractors. Sofamor has a 33.75% equity investment in one of the subcontractors. See "--Government Regulation."

RESEARCH AND PRODUCT DEVELOPMENT

In addition to its currently marketed products, the Company has a broad pipeline of spinal and neurosurgical products under development to augment its existing product offerings and further advance the state of the art of surgical and diagnostic procedures. Key products under development include the Novus Cage, which is an interbody fusion device approved for use in certain non-U.S. countries, biological products to induce bone growth, prosthetic discs and visualization technology to aid surgeons. The Company incurred research and development expense of approximately $19.7 million, $15.9 million and $14.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NEW PRODUCT OPPORTUNITIES

BIOLOGICAL PRODUCTS FOR USE IN SPINAL RECONSTRUCTION

In February 1995, the Company entered into a strategic alliance with Genetics Institute to develop biological products for use in spinal applications. These products are being designed to use Genetics Institute's recombinant human bone morphogenetic protein rhBMP-2 to induce bone growth for the treatment of spinal disorders and replace the current therapy, which is transplantation of bone tissue from the pelvis of the patient. The Company has completed an FDA approved pilot study in which all 11 patients achieved fusion in three months. Typically, fusion can take between 15 to 18 months to occur. The Company is currently submitting an IDE to conduct a pivotal study with respect to rhBMP-2. The Company has obtained exclusive North American rights to these rhBMP-2 proprietary technologies and patents for spinal applications. Pursuant to the terms of the license agreement, the Company will pay the Genetics Institute $50 million over four years, of which $12.5 million was paid in each of 1995 and 1996 and $17.5 million was paid in 1997. An additional $7.5 million is due in 1998. FDA review and approval, which will require the conduct of clinical trials, will also be necessary to market these biological products. The Company will purchase the rhBMP-2 product from Genetics Institute. The Company is considering a variety of different carriers for the Genetics Institute proteins. One potential carrier is a porous polymer to which the Company has obtained worldwide rights under an exclusive license. If this porous polymer carrier is utilized with rhBMP-2, royalty payments will be due to the owner of the polymer technology. See "Risk Factors -- Uncertainty of Regulatory Clearances; Regulatory Compliance" and "-- Dependence on Patents and Proprietary Technology."

NOVUS CAGE

In addition to the cages that it currently markets, the Company is developing a wide variety of products that the Company believes will more effectively meet patient needs in the cage segment. These products include cages designed to more accurately match the anatomy of the spine to ease insertion and conserve the patient's bone. These products will utilize materials that are designed to better match the characteristics of bone and/or allow the bone to better incorporate into the implant. The Company has also entered into a licensing agreement for the worldwide rights to these patented technologies covering implants, instruments and methodologies for simultaneously performing a discectomy, a fusion and an internal stabilization of the spine.

PROSTHETIC DISC PROGRAM

The Company is actively evaluating various designs for the replacement of diseased and/or damaged discs. These designs are at various stages of development and would ultimately require pre-market approval by the FDA prior to marketing in the United States.

VISUALIZATION TECHNOLOGIES

In January 1998, the Company entered into a cooperative technology agreement with Vista to develop and distribute new advanced visualization systems based on Vista's proprietary high resolution digital technology. Pursuant to the agreement, the Company will have the worldwide distribution rights to these new products for use in neurosurgery, spinal surgery and otolaryngological surgery.

There can be no assurances that the products described above in this section will be marketed or that FDA authorization will be received. Spinal implants, image guidance and other related devices are typically rendered obsolete within a few years. While the Company maintains active research and development programs, there can be no assurance that it will be able to develop and introduce new products that will enable it to remain competitive in the future. See "Risk Factors--Rapid Technological Change and Risk of Technological Obsolescence."

GOVERNMENT REGULATION

In the United States, the Company is subject to regulation by the FDA. FDA regulations govern the testing, labeling, promotion and sale of medical devices and require the Company to maintain certain standards and practices with respect to the manufacturing and labeling of devices, the maintenance of certain records and medical device reporting. The Company's facilities and records are subject to FDA inspections.

The FDA is the agency responsible for the regulation of medical devices in the United States pursuant to the Food, Drug and Cosmetic Act (as amended by the 1976 Medical Devices Amendment), the Safe Medical Devices Act of 1990 (as amended in 1992), the Food and Drug Administration Modernization Act of 1997, the regulations promulgated thereunder and guidance documents and instructions issued by the FDA. In general, prior to entering commercial distribution, medical devices must undergo FDA review, either pursuant to a 510(k) notification or a PMA application filed by the manufacturer of the device. A 510(k) notification is a filing submitted to demonstrate that the device in question and its labeling are "substantially equivalent" to a "legally marketed device" and its labeling. In contrast, a PMA application must demonstrate that the device is safe and effective; it is a more complex submission that typically includes a two-year follow-up of a controlled human clinical study. Factors that dictate whether a 510(k) notification or a PMA application is required include: whether the device and its labeling are "substantially equivalent" to a "legally marketed device" and its labeling. The process of obtaining marketing authorizations can be time consuming, and there can be no assurance that all the necessary authorizations will be granted to the Company with respect to new products and devices developed by the Company.

All of the Company's implants currently marketed in the United States are covered by 510(k) notifications with limited exceptions. As devices become increasingly innovative, it is difficult to establish that a device is "substantially equivalent" to another "legally marketed device" and thereby obtain 510(k) clearance for a new product. Additionally, as clarified by the Safe Medical Devices Act of 1990, the FDA could, and generally does, decide to require the submission of additional data. It is impossible to predict whether additional changes will be made in the 510(k) clearance practices and whether any such changes could have an adverse effect on the Company and its business. The Company cannot predict the extent or impact of future federal, state or local legislation or regulation.

If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or distributor of the device is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically the result of animal, and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA.

Federal law provides that manufacturers can label and promote new medical devices only for indications that have been allowed by the FDA. Since the FDA does not regulate the practice of medicine, physicians may use products for applications that have not yet been cleared by the FDA for such a labeling indication if such use is deemed in their medical judgment to be in the patient's best interests. Thus, as part of the practice of medicine, physicians may at their discretion and in the exercise of their medical judgment use any legally marketed screws for indications not in the labeling. Although this practice may continue in the future, the Company does not encourage nor can it predict such use.

In October 1997, the Company received 510(k) clearance to begin labeling and marketing its CD Spinal System with the following restrictions. As a pedicle screw fixation system, the device system is intended only for: (a) degenerative disc disease (defined as back pain of discogenic origin with degeneration of the disc confirmed by patient history and radiographic studies) for noncervical screw fixation; and (b) for severe spondylolisthesis (Grades 3 and 4) at the L5-S1 joint in patients who are receiving fusions using autogenous bone graft only and who are having the device removed after the development of a solid fusion for screw fixation from L3 to the sacrum. Additional warnings in the package insert regarding the potential risks and unestablished benefits of the device were also required.

In January 1995, the Company received 510(k) clearance to begin labeling and marketing the stainless steel version of the TSRH(R) Spinal System for pedicle screw attachment only for treating selected patients with grade 3 or 4 severe spondylolisthesis of the fifth lumbar-first sacral (L5-S1) vertebral joint. The clearance is based on this spinal system having been found equivalent only to similar device systems labeled and intended for patients: (a) who have severe spondylolisthesis (grades 3 and 4) of the fifth lumbar-first sacral (L5-S1) vertebral joint; (b) who are receiving fusions using autogenous bone graft only;
(c) who are having the device fixed or attached to the lumbar and sacral spine; and (d) who are having the device removed after the development of a solid fusion mass. This clearance requires the addition of specific warnings to the labeling of the product. Since that time, many other systems offered by the Company have received clearance for similar labeling.

In May 1990, the Director of the FDA's Division of Compliance Operations for the Center for Devices and Radiological Health sent a letter to approximately 80 manufacturers and distributors of medical devices, including the Company, which advised that companies must not label, or in any way promote, devices to be used in the United States for pedicular screw attachment to, or fixation of, the vertebral column. The Company examined all of its literature and voluntarily recalled one brochure used to recruit clinical investigators. This recall was examined for effectiveness by the FDA beginning in May 1991 and found to be complete in February 1992. In August 1993, the Company and six other companies received warning letters from the FDA, primarily regarding the issue of supporting medical education programs where physicians "demonstrate" the use of screws in the pedicle of the spine. The Company responded to the warning letter, and no official response from the FDA has ever been received. In February 1995, the Company received a warning letter from the FDA regarding the wording in a Company press release and "Dear Doctor" letter relating to the January 1995 510(k) clearance referred to above. The Company submitted a written response to the FDA on March 17, 1995 and took certain actions in response to the letter. The Company believes that it has taken all the appropriate actions possible regarding this matter.

With respect to a different but related matter, in April and June 1994, many orthopedic companies received letters from the FDA stating that certain warning statements must appear on all labeling of certain devices. The Company believes it is complying with all labeling requirements for those devices in the United States that need such warning statements.

The Company cannot, however, rule out the possibility that the FDA could bring a regulatory action without further notice against the Company with respect to any of the matters referred to above. Such regulatory action might include, but would not be limited to, civil and/or criminal penalties, an injunction against any distribution in the United States, seizure, fines and/or recall of any Company product or labeling. The inability to continue to sell certain products could have a material adverse impact on the Company's business and financial condition.

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

All of the Company's products are prescription devices for sale in the United States only by or on the order of a physician. Neither this document nor any other communication to the financial community by the Company is intended or should be construed as labeling for the Company's products. Any learned intermediary or health care professional who reads this document or any other communication to the financial community should not rely on this document for decisions to purchase, indications in use and/or instructions in use. Instead, any health care professionals who may read this or any other Company document should see, read and follow all package inserts accompanying the Company's products. (See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Operating Results and Financial Condition--Regulatory Approvals.")

COMPETITION

The medical device industry is subject to intense competition. The market for products designed to treat spinal conditions is highly competitive, and the Company expects competition to increase. Accordingly, the Company's future success will depend in part on its ability to respond quickly to medical and technological change and user preferences through the development and introduction of new products that are of high quality and that address patient and surgeon requirements and, in part, on its ability to differentiate its mature products from those of its competitors. Worldwide, there are many firms producing spinal implant devices, and certain of the Company's competitors currently manufacture and sell interbody fusion cages that have received clearance from the FDA. A number of the Company's competitors have greater financial, research and development, manufacturing and sales and marketing resources than the Company. The Company's inability to compete effectively against existing or future competitors would have a material adverse effect on its business, financial condition and results of operations.

The Company believes that the primary competitive factors in the market for treatment of spinal disorders include regulatory approvals, clinical and patient acceptance, post-operative discomfort, ease of use, product performance, marketing and sales capability and the enforceability of patent and other proprietary rights. The Company believes that it is, and will continue to be, a leader with respect to these factors. The Company believes that it successfully competes based on (i) the quality of the Company's products and their ease and versatility of use by surgeons, (ii) the introduction of new products and systems, (iii) the Company's emphasis on research and development, (iv) the Company's focus on spinal products coupled with a solid infrastructure of experienced management personnel, (v) the Company's association with spinal surgeons and neurosurgeons and (vi) the Company's participation, through medical symposia and seminars, in the education of surgeons in the cleared uses of implant products. See "Risk Factors--Increasing Competition."

EMPLOYEES

The Company had approximately 1,000 employees at December 31, 1997. No U.S. employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. All of the employees outside the United States are covered by applicable industry collective bargaining agreements as may be required by government authorities in the respective countries where those employees are located. The Company has never experienced a work stoppage due to labor difficulties.

PATENTS, TRADEMARKS AND COPYRIGHTS

As of December 31, 1997, the Company owned or held licenses to 208 inventions covered by 348 patents and had 422 applications pending on 141 more inventions covering the full spectrum of its product lines in the United States and major countries throughout the world. In addition, the Company has acquired rights under various purchase, license or distribution agreements related to the design, manufacture and distribution of certain products and devices. The Company has 38 registered trademarks and applications pending for registration on 36 other marks in the United States and other major countries throughout the world. The Company currently has six registered copyrights for certain of its product manuals and two other applications pending. See "--Principal Products" and "Risk Factors--Dependence on Patents and Proprietary Technology." (See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Operating Results and Financial Condition--Intellectual Property.")

ROYALTY AND OTHER PAYMENTS

The Company has agreements with certain unaffiliated entities which provide the Company with the rights to manufacture and market certain spinal system products developed by these entities. The agreements generally provide for payments ranging from 1% to 10% of the net selling prices (as defined by the agreements) of all such products sold. These agreements are in force as long as the Company sells these products. Royalty expenses and licensing fees made pursuant to the agreements referred to above during fiscal years 1997, 1996 and 1995 were approximately $9.1 million, $6.8 million and $5.9 million, respectively.

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

For information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas, see "Notes to Consolidated Financial Statements--Foreign Operations," which are incorporated by reference herein.

ENVIRONMENTAL

The Company believes it is in compliance in all material respects with all applicable environmental regulations and does not expect to require a material amount of capital expenditures in order to remain in compliance.

INSURANCE

The Company carries comprehensive and general liability insurance, as well as coverage for product liability. The Company also carries liability insurance coverage for directors and officers. Such directors' and officers' policy contains certain exclusions, including, but not limited to, certain claims by stockholders. (See Item 3, "Legal Proceedings" and Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition-- Factors That May Affect Future Operating Results and Financial Condition--Product Liability; Insurance.")

ITEM 2. PROPERTIES.

The Company's headquarters and primary U.S. distribution facility are located in Memphis, Tennessee. The Company utilizes a 60,000 square foot owned facility and 9,730 square feet of leased space for these functions. The Company is in need of additional office and distribution space at its Memphis location and is planning to lease a 106,000 square foot building that is currently under construction adjacent to its corporate headquarters. The primary U.S. manufacturing operations of the Company are conducted in an 83,000 square foot plant located near Warsaw, Indiana, under a lease which expires December 31, 1999, with four one-year extensions available thereafter. Approximately 33,000 square feet of the Warsaw facility are currently not used by the Company. Management believes that the Company's Warsaw facility is suitable for its current use and adequate for the Company's operation for the foreseeable future. The Rang-du-Fliers, France location utilizes a 57,500 square foot facility situated on 10.8 acres of land owned by Sofamor, which also has approximately 16,000 square feet of leased office space in Paris used for marketing, sales, development and administrative activities. Subsidiaries of the Company have leased office space in Milan, Italy, Cologne, Germany, Epping, NSW, Australia, Seoul, Korea, San Juan, Puerto Rico, Mississauga, Canada, Saint Genis Laval, France, Hong Kong, Madrid, Spain, Tokyo and Osaka, Japan, Luxembourg City, Luxembourg, Broomfield, Colorado and West Palm Beach, Florida.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved from time to time in litigation on various matters which are routine to the conduct of this business, including product liability and intellectual property cases.

PRODUCT LIABILITY LITIGATION

Beginning in 1994, the Company and other spinal implant manufacturers were named as defendants in a number of product liability lawsuits brought in various federal and state courts around the country. These lawsuits allege that plaintiffs were injured by spinal implants manufactured by the Company and others. The essence of the plaintiff's claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of FDA rules and regulations (governing marketing and labeling of medical devices), that pedicle fixation has not been proven safe and effective in the context of FDA labeling standards, that some or all of the spinal systems are defectively designed and manufactured and that plaintiffs have suffered a variety of injuries as a result of their physicians' use of such systems in pedicle fixation. The Company has also been named as a defendant in a number of lawsuits instituted by plaintiffs who have received spinal implants manufactured by other manufacturers and in which the Company is alleged to have participated in a conspiracy among doctors, manufacturers, hospitals, teaching institutions, professional societies and others to promote, in violation of applicable law, the use of spinal implants.

In a number of cases, plaintiffs have sought to proceed as representatives of classes of spinal implant recipients. All efforts to obtain class certification have been denied or withdrawn, except with respect to a class-action settlement entered into between the plaintiffs and another spinal implant manufacturer, AcroMed Corporation (see below under the heading entitled "AcroMed Corporation Settlement"). Some plaintiffs have filed individual lawsuits, whereas other lawsuits list multiple plaintiffs and, in certain instances, multiple lawsuits have been filed on behalf of the same individual plaintiffs. Plaintiffs typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damage an amount in excess of the jurisdictional minimum for the court in which the case has been filed. A few suits also name as defendants various officers and directors of the Company.

As of December 31, 1997, approximately 2,800 plaintiffs were joined in lawsuits against the Company. A number of plaintiffs have failed to pursue the claims made on their behalf and their claims were dismissed without prejudice. As of March 31, 1998, the claims of approximately 2,200 plaintiffs remain active in the litigation. As of December 31, 1997, the Company was also named as a defendant in lawsuits involving about 2,600 plaintiffs where the Company is alleged to have conspired with competitors and others legally to promote the use of spinal implant systems.

The Company believes that it has defenses, including, without limitation, defenses based upon the failure of a cause of action to exist where no malfunction of the implant has occurred or the plaintiff has suffered no injury attributable to the Company's product, the expiration of the applicable statute of limitations and the learned intermediary defense. The Company has asserted and will continue to assert these defenses primarily through the filing of dispositive motions. The Company believes that all product liability lawsuits currently pending against it are without merit and will continue to defend against them vigorously.

FEDERAL MULTIDISTRICT LITIGATION (MDL 1014)

On August 4, 1994, the Federal Judicial Panel for Multidistrict Litigation ordered all federal court lawsuits to be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Lawsuits filed in federal court after August 4, 1994 have also been transferred to and consolidated in the Multidistrict Litigation in the Eastern District of Pennsylvania. In addition, a number of lawsuits filed in state courts around the country were removed to federal courts and then transferred into the Multidistrict Litigation. On February 22, 1995, Chief Judge Emeritus, Louis C. Bechtle, denied class certification. A large number of plaintiffs filed individual lawsuits as a result of the denial of class certification. In some instances, lawsuits that had been removed and transferred into the Multidistrict Litigation have been remanded to the state courts in which they were filed because there was no federal court jurisdiction. As of December 31, 1997, the Company is a defendant in approximately 920 individual claims and 1,065 conspiracy claims consolidated in the Multidistrict Litigation. On April 16, 1997, Judge Bechtle dismissed conspiracy claims alleging fraud on the FDA, but deferred the remaining conspiracy claims for later consideration by the federal trial courts to whom the cases will be remanded for trial.

Discovery has been completed in a number of the federal court cases and is continuing in the remainder. A small number of cases have been transferred to the federal courts in which they were filed for further proceedings and trial. Judge Bechtle has begun the process of transferring the remaining federal court cases to various federal courts throughout the United States. As of December 31, 1997, the Federal Judicial Panel on Multidistrict Litigation ordered the remand of approximately 210 cases to transferor courts for further proceedings. It is not now possible to determine when the first federal court cases will be tried.

STATE COURT LITIGATION

A number of cases filed in state courts were not eligible for removal and transfer into the Multidistrict Litigation. As of December 31, 1997, there were approximately 1,800 individual claims pending against the Company in several courts around the country, principally in Tennessee, Oklahoma, Texas and Pennsylvania. In addition, there were approximately 1,600 conspiracy claims pending in state courts.

Approximately 1,550 plaintiffs who had joined together in several complaints which had been removed to the Multidistrict Litigation proceedings have had their cases remanded to the state court in Memphis, Tennessee, where they were originally filed when it was determined that the federal court lacked jurisdiction over their claims. A number of plaintiffs have failed to pursue claims made on their behalf and their claims were dismissed without prejudice. As of March 31, 1998, the claims of approximately 1,000 plaintiffs remain active in the litigation pending in Memphis, Tennessee. The presiding state court judge in Memphis has established a case management plan which calls for the preparation of eight representative cases for preparation and trial.

Discovery is proceeding in all remaining state court cases. Some state cases have been given trial dates in 1998. It is anticipated that a number of other state court cases around the country may be scheduled for trial in 1998, although delays in trial dates are common. Trials in the Memphis proceedings are scheduled to begin in 1998.

ACROMED CORPORATION SETTLEMENT

In December 1996, AcroMed Corporation ("AcroMed"), a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiff's Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the settlement, AcroMed will establish a settlement fund consisting of $100 million in cash plus the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. By order dated October 17, 1997, Judge Bechtle certified the proposed settlement class and approved the proposed settlement. All federal and court proceedings involving AcroMed devices have been stayed pending final jurisdictional consideration of the proposed settlement.

INSURANCE

Several insurance carriers have asserted reservation of rights concerning the scope and timing of the Company's remaining insurance coverage, but have not denied insurance coverage by the Company. Three of the carriers, Royal Surplus Lines Insurance Company ("Royal"), Steadfast Insurance Company ("Steadfast") and Agricultural Excess and Surplus Insurance Company ("Agricultural"), have each filed declaratory judgment actions against the Company seeking clarification of their rights and obligations, if any, under their respective policies. Neither Royal nor Agricultural has paid amounts due to the Company; Steadfast has paid only a portion of the amounts due to the Company.

The Royal and Steadfast lawsuits are pending in the United States District Court for the Western District of Tennessee in Memphis. The Agricultural lawsuit is pending in the United States District Court for the Southern District of Ohio in Cincinnati. The Company believes that the receivables are recoverable under the terms of the Royal, Steadfast and Agricultural policies. The Company has filed an answer and counterclaim in the Royal litigation and a motion seeking the interim payment of the Company's defense costs. The Company has filed an answer and counterclaim in the Steadfast litigation and intends to file an answer and counterclaim in the Agricultural litigation. These litigations are in the preliminary stages. The Company believes that Royal's, Steadfast's and Agricultural's claims are without merit and will defend against them vigorously.

As is common in the insurance industry, the Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance relating to product liability claims at a cost and on other terms and conditions that are acceptable to the Company, there can be no assurance that in the future it will be able to do so.

On January 6, 1997, the Company announced that its 1996 financial results would include a pre-tax charge of $50 million relating to costs associated with the product liability litigation described above. The charge, which is reflected in the Company's 1996 financial statements, covers the reasonable foreseeable costs that the Company was positioned in late December 1996 to estimate because the litigation had progressed and because changes in the fourth quarter of 1996 had occurred in facts and circumstances relating to the litigation. Among the changed facts and circumstances were the announcement of the AcroMed settlement described above, the likelihood that the litigation will continue for several years, in part, due to the additional financial resources provided to the plaintiff's attorneys as a result of the AcroMed settlement, the absence of AcroMed as a member of the joint defense group, the status of the Company's insurance described above and the continuing absence of dispositive rulings relating to the Company's defense motions.

While it is not possible to accurately predict the outcome of litigation, the accrued liability which remained on the Company's consolidated balance sheet at December 31, 1997 represents the Company's best judgment of the probable reasonable costs (in excess of amount of insurance the Company believes are recoverable) to defend and conclude the lawsuits based on the facts and circumstances currently existing. The costs provided for in the accrued liability include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's defense and conclusion of these matters.

The actual costs to the Company could differ from the estimated charge and will be dependent upon a number of factors that will not be known for some time, including, among other things, the resolution of defense motions and the extent of further discovery. Although an adverse resolution of lawsuits could have a material effect on the Company's results of operations and cash flows in future periods, the Company does not believe that these matters will in the future have a material adverse effect on its consolidated financial position. The Company is unable to predict the ultimate outcome or the financial impact of the product liability litigation.

SECURITIES LAWS ACTIONS

Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in the United States District Court in Memphis, Tennessee. Four of the lawsuits purported to be class actions. All of the lawsuits were consolidated into one case in the United States District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleges that the defendants made false and misleading statements and failed to disclose material facts to the investing public and seeks money damages. The alleged securities law violations are based on the claim that the defendants failed to disclose that Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former U.S. distributor of Sofamor products, National Medical Specialties, Inc. ("NMS"). The allegations relating to illicit and illegitimate sales of product are, for the most part, copies from product liability complaints filed against the Company and other manufacturers currently being coordinated in improper sales related to one of the Company's selling programs which has been publicly disclosed since May 1991. The allegations concerning NMS relate to the termination of the NMS distribution agreement covering Sofamor products in the United States. On October 3, 1995, the United States District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. On August 14, 1997, the Court of Appeals affirmed the dismissal of the plaintiffs' complaint. The Court of Appeals denied the plaintiffs' request for reconsideration on October 9, 1997. The plaintiffs have filed a petition for certiorari in the United States Supreme Court.

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

See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Product Liability; Insurance and Intellectual Property." Also see "Risk Factors - Risk of Product Liability; Adequate Insurance Coverage" and "--Dependence on Patents and Proprietary Technology."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position held with the Company of each of the executive officers of the Company are set forth below. No family relationship exists among any of the executive officers.

NAME                          AGE    POSITION
----                          ---    --------

E. R. (Ron) Pickard            49    Chairman and Chief Executive Officer, Sofamor Danek Group, Inc.
James J. Gallogly              49    President and Chief Operating Officer, Sofamor Danek Group, Inc.
Robert A. Compton              41    Group President, Operations, Sofamor Danek Group, Inc.
R. L. (Lew) Bennett            71    Senior Vice President, Sofamor Danek Group, Inc.
Richard E. Duerr, Jr.          51    Vice President, General Counsel and Secretary, Sofamor Danek Group, Inc.
Laurence Y. Fairey             47    President, International Division, Sofamor Danek Group, Inc.
George G. Griffin, III         50    Executive Vice President and Chief Financial Officer, Sofamor Danek Group, Inc.
Kenneth G. Hayes               45    President, Surgical Navigation Technologies Division
Mark D. LoGuidice              42    Executive Vice President, New Products and Markets, Sofamor Danek Group, Inc.
Richard Mazza                  51    Executive Vice  President,  Global  Manufacturing  and  Distribution,  Sofamor Danek
                                     Group, Inc.
J. Mark Merrill                38    Vice President, Treasurer and Assistant Secretary, Sofamor Danek Group, Inc.
John Pafford                   38    Executive Vice President, Global Research and Development, Sofamor Danek Group, Inc.
Dr. Marie-Helene Plais         48    Executive Vice President, Sofamor Danek Group, Inc.
Gene B. Sponseller             41    President of Manufacturing, Sofamor Danek USA
Edward Traurig                 40    Executive Vice President, Sales, Sofamor Danek USA
Richard W. Treharne, Ph.D.     48    Vice President of Research and Regulatory Affairs, Sofamor Danek Group, Inc.

In May 1998, Mr. Compton will become the President and Chief Operating Officer of the Company. Mr. Gallogly, the current President and Chief Operating Officer of the Company, will relinquish these positions at such time but will remain on the Board of Directors of the Company. In addition, Mr. Gallogly will become an exclusive consultant to the Company.

The executive officers of the Company serve at the discretion of the Board of Directors and are appointed annually. The following is a brief description of the previous business background of each of the executive officers and directors.

E. R. (Ron) Pickard has been Chairman and Chief Executive Officer of the Company since May 1994. He was President and Chief Operating Officer of the Company from August 1990 until becoming President and Chief Executive Officer in April 1991. He was appointed as Director of the Company in February 1991. From 1968 until joining the Company, Mr. Pickard was employed by Richards Medical Company in varying capacities including Director of Manufacturing (1975-78), Group Director of Manufacturing (1979-1981), Vice President, Manufacturing (1982-1985) and President, Orthopaedics Division (1986-90). He was appointed as Director of the Company in February 1991.

James J. Gallogly has been President and Chief Operating Officer of the Company since June 1994. From 1988 to 1994, he was President and Chief Executive Officer of ReSound Corporation. He was appointed as a Director of the Company in 1994. From 1981 to 1988, Mr. Gallogly held senior executive positions at Richards Medical Company, including President of the Microsurgery Division (1986-1988), Senior Vice President of Microsurgery (1982-1985) and Vice President of Finance and Administration (1981-1982). Prior to 1981, he was employed by Johnson & Johnson, where he held a variety of executive positions.

Robert A. Compton joined the Company in May 1997 as Group President, Operations. He has served on the Company's Board of Directors since 1990. For 12 years prior to joining the Company, Mr. Compton developed a successful career in the venture capital industry, and most recently worked for the Corporation for Innovation and Development. He first invested in the Company in 1989 and subsequently served on the Company's Board of Directors. His past venture capital activities have included investing in and building rapidly growing companies in the fields of medical devices, healthcare services, information technology and biotechnology. He received his B.A. from Principia College in 1978 and his M.B.A. from Harvard University in 1984.

R. L. (Lew) Bennett has been Senior Vice President of the Company since January 1992. Mr. Bennett joined the Company in January 1991 as Senior Vice President--Sales and Marketing. He has been active in the medical industry for over 35 years, including tenures as divisional sales manager for Ethicon and Vice President--Sales and Vice President--Marketing for the United States, Canada and the Far East for Howmedica, Inc. Ethicon is a division of Johnson & Johnson that specializes in medical sutures. Howmedica, Inc. is an orthopedic company.

Richard E. Duerr, Jr. has been Vice President, General Counsel and Secretary since he joined the Company in June 1991. Mr. Duerr was engaged in the private practice of law prior to joining the Company. From October 1979 through May 1990, Mr. Duerr was employed by Schering-Plough Corporation in a variety of domestic and international capacities. He previously served as an Assistant United States Attorney for the Eastern District of Kentucky and as a law clerk to the Honorable Pierce Lively, Judge of the United States Court of Appeals for the Sixth Circuit. He received his B.A. in 1969 from the University of Notre Dame and is a 1972 graduate of the University of Louisville School of Law.

Laurence Y. Fairey has been President of the Company's International Division since January 1998. He joined Sofamor Danek USA in January 1991 as Vice President--International. He was appointed a Vice President and the Chief Financial Officer of the Company in October 1991 and promoted to Executive Vice President and Chief Financial Officer in July 1992. In July 1997, Mr. Fairey was named President of the Company's Americas, Asia, Pacific Division. Prior to joining Sofamor Danek USA, Mr. Fairey was employed by Richards Medical Company since 1973 in various positions, including Controller, Treasurer, Vice President Finance for the International Division and his last position of Vice President of International Operations. Mr. Fairey holds a B.S. degree in accounting and an M.B.A. from the University of Memphis.

George G. Griffin III joined the Company in July 1997 as Executive Vice President and Chief Financial Officer. For four years prior to joining the Company, Mr. Griffin served as Chief Financial Officer and Executive Vice President of Wright Medical Technology, Inc., and from 1988 through 1993, he served as Vice President--Finance of Smith and Nephew Richards. Mr. Griffin has over 18 years of management experience in the orthopedic industry. He received a degree in accounting from Mississippi State University in 1970 and became a certified public accountant in 1980.

Kenneth G. Hayes joined the Company in July 1997 as President, Image Guided Surgery Division. Mr. Hayes has more than 20 years experience in the medical devices industry and, prior to joining the Company, served as President of the USCI Division of C.R. Bard. He received his B.S. from Marist College in 1974.

Mark D. LoGuidice has been Executive Vice President, New Products and Markets since January 1998. He joined Sofamor Danek USA as President in February 1995. Prior to that, he spent 16 years with United States Surgical Corporation, most recently in the positions of Vice President of Marketing--Sutures and Vice President of Sales. Mr. LoGuidice is a 1978 graduate of Colgate University and received his M.B.A. from Pace University in 1984.

Richard Mazza joined the Company in February 1998 as Executive Vice President, Global Manufacturing and Distribution. For the four years prior to joining the Company, Mr. Mazza was employed by Wright Medical Technology, Inc., most recently serving as Chief Operating Officer. From 1991 to 1994, he served as Senior Director of Operations for United States Surgical Corporation. Mr. Mazza is a graduate of Central Connecticut State University.

J. Mark Merrill is Vice President, Treasurer and Assistant Secretary. He joined the Company in October 1988. Mr. Merrill received his B.S. degree in accounting from Christian Brothers University in 1981. He became a Certified

Public Accountant in 1983 and received his M.B.A. with a concentration in finance from the University of Memphis in 1988.

John Pafford has been Executive Vice President, Global Research and Development since October 1997. He joined the Company in January 1991 as Director of Product Development. In September 1991, he was promoted to Vice President of Product Development overseeing all U.S. product developing activities. Prior to joining the Company, Mr. Pafford was employed by Dow Corning Wright, holding various positions in Product Development from 1977 onward. Mr. Pafford holds a B.S. degree in engineering from the University of Memphis and is a member of the University's Advisory Council of the Herff College of Engineering.

Marie-Helene Plais, M.D. has been Executive Vice President of the Company since November 1996. In August 1987, she joined the Company as Medical Director of Sofamor, became Vice President of Marketing and Sales of Sofamor in 1989 and President of Sofamor Danek Europe in 1993. Prior to joining the Company, she was a consultant in genetic diseases in Brittany, France. Dr. Plais graduated from the University of Paris as an M.D. and holds a Master's Degree in human biology.

Gene B. Sponseller has been President of Manufacturing, Sofamor Danek USA since September 1990. From 1984 to 1990, he was Vice President and General Manager of Manufacturing Operations.

Edward Traurig has been Executive Vice President, Sales since October 1997. He joined the Company in February 1995 as Vice President, Sales. Mr. Traurig had previously been employed with United States Surgical Corporation for 13 years holding various positions. He holds a B.S. degree from Miami University in Ohio.

Richard W. Treharne, Ph.D. has been Vice President of Regulatory and Clinical Affairs of the Company since January 1991. He joined the Company in November 1990. Prior to that, Dr. Treharne was with Richards Medical Company. Dr. Treharne has a Ph.D. from the University of Pennsylvania and an M.B.A. from the University of Memphis. In June 1991, Dr. Treharne was named Vice President of Research and Regulatory Affairs and is presently in charge of the research and regulatory efforts of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

--------------------------------------------------------------------------------------------------------------------
                                           First Quarter   Second Quarter    Third Quarter    Fourth Quarter

--------------------------------------------------------------------------------------------------------------------
1997
High                                         $43.75           $47.18            $57.13           $73.19
Low                                           30.75            35.50             44.13            56.63
--------------------------------------------------------------------------------------------------------------------
1995
High                                         $35.50           $36.88            $30.88           $32.63
Low                                           24.00            25.25             21.63            24.75
====================================================================================================================

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

As of February 28, 1998, the Company had approximately 963 stockholders of record.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 1997 has been derived from the audited financial statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements, the notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere in this Annual Report.

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                           YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------
                                                            1997        1996         1995        1994         1993
----------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                                  $312,902    $244,525     $188,799    $161,677      $161,794
Cost of goods sold                                          58,068      45,005       40,309      35,295        35,893
----------------------------------------------------------------------------------------------------------------------
Gross profit                                               254,834     199,520      148,490     126,382       125,901
Operating expenses:
     Selling, general and administrative                   145,414     116,729       89,847      74,183        67,844
     Research and development                               19,747      15,926       13,980      11,572        11,488
     License agreement acquisition charge                        -           -       45,337           -             -
     Product liability litigation charge                         -      50,000            -           -             -
     Royalty expenses discontinued subsequent to the
        combination                                              -           -            -           -         1,182
     Distributor contract termination charge and
        related amortization of short-term intangibles           -           -            -      10,000             -
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                   165,161     182,655      149,164      95,755        80,514
----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                               89,673      16,865         (674)     30,627        45,387
Other income (expense)                                           5         913        2,533       2,153          (179)
Interest expense                                            (5,539)     (3,744)      (2,794)       (629)         (193)
Combination expense                                              -           -            -           -        (9,958)
Non-recurring litigation award                                   -           -            -      (2,225)            -
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
  provision (benefit) for and charge in lieu of
  income taxes                                              84,139      14,034         (935)     29,926        35,057
Provision (benefit) for and charge in lieu of income taxes  25,073       1,293       (6,319)      6,052        14,429
----------------------------------------------------------------------------------------------------------------------
Income before loss from operations of discontinued
  segment and minority interest                             59,066      12,741        5,384      23,874        20,628
Loss from operations of discontinued segment                     -           -            -           -          (153)
Minority interest                                           (2,282)     (1,474)        (417)        (97)          (50)
----------------------------------------------------------------------------------------------------------------------
Net income                                                $ 56,784   $  11,267    $   4,967    $ 23,777      $ 20,425
Net income per share - diluted                               $2.12       $0.44        $0.20       $0.97         $0.83
Net income per share - basic                                 $2.29       $0.46        $0.21       $0.99         $0.85
Weighted average number of shares - diluted                 26,783      26,046       25,216      24,496        24,499
Weighted average number of shares - basic                   24,797      24,284       23,846      24,014        24,133
----------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
    Working capital                                       $122,992   $  31,127    $  77,139    $ 69,164      $ 59,441
    Total assets                                           385,657     319,161      196,613     141,792       120,597
    Short-term debt                                         19,317      66,894       16,602       3,949         1,334
    Long-term debt                                          60,650      12,300       28,125       5,324         1,103
    Stockholders' equity (1)                               211,298     139,826      122,929     111,456        92,806

----------
(1) The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net sales and the period-to-period percentage changes in such information.

                                                AS A PERCENTAGE OF NET SALES           PERIOD-TO-PERIOD CHANGE
                                                  YEARS ENDED DECEMBER 31,            YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
                                                1997         1996        1995       1997 VS 1996       1996 vs 1995
--------------------------------------------------------------------------------------------------------------------
Revenues                                       100.0%       100.0%       100.0%          28.0%              29.5%
Cost of goods sold                              18.6         18.4         21.4           29.0               11.7
--------------------------------------------------------------------------------
Gross profit                                    81.4         81.6         78.6           27.7               34.4
Operating expenses:
   Selling, general and administrative          46.4         47.7         47.6           24.6               29.9
   Research and development                      6.3          6.5          7.4           24.0               13.9
   License agreement acquisition charge          -            -           24.0           -               (100.0)
    Product liability litigation charge          -           20.5          -           (100.0)             100.0
--------------------------------------------------------------------------------
Total operating expenses                        52.7         74.7         79.0           (9.6)              22.5
Income (loss) from operations                   28.7          6.9         (0.4)         431.8             2602.2
Other income                                     -            0.4          1.3          (99.5)             (64.0)
Interest expense                                (1.8)        (1.6)        (1.4)          47.9               34.0
--------------------------------------------------------------------------------
Income (loss) before provision
  (benefit) for and charge in lieu of
  income taxes and minority interest            26.9          5.7         (0.5)         499.5             1601.0
Provision (benefit) for and charge in
  lieu of income taxes                           8.0          0.5         (3.3)        1839.1              120.5

--------------------------------------------------------------------------------
Income before minority interest                 18.9          5.2          2.8          363.6              136.6
Minority interest                               (0.7)        (0.6)        (0.2)          54.8              253.5
--------------------------------------------------------------------------------
Net income                                      18.2%         4.6%         2.6%         404.0%             126.8%
================================================================================

RESULTS OF OPERATIONS

Years ended December 31, 1997 and 1996

The Company reported revenues for 1997 of $312.9 million, which represented a $68.4 million, or 28.0%, increase over 1996 revenues of $244.5 million. The record 1997 revenues reflect the Company's position as the leader in providing products to treat spinal disorders. Increased volume generated growth of 26.1%. Revenues were higher by 3.6% due to net changes in pricing and by 2.0% as a result of the Company's conversion of certain portions of its international distribution network to direct sales which resulted in higher selling prices. If exchange rates had been constant, revenues would have reflected an additional 3.7% increase compared with the prior year.

U.S. revenues increased 30.3% to $211.4 million compared with $162.2 million in 1996. The Company believes the improvement in U.S. revenues is primarily the result of the increasing number of instrumented spinal fusions. The increase in the number of instrumented fusions has occurred, in part, due to the broad range of quality spinal products provided by the Company to assist physicians in treating their patients. In addition to this broad range of implant products, the Company is benefiting from offering complimentary product technologies including the STEALTHSTATION(TM) system, the MedNext(R) surgical drill system and the MED(TM) system. The Company has also benefited from service fees related to cortical bone dowel and other allograft bone products.

Non-U.S. revenues advanced 23.4% to $101.5 million compared with $82.3 million in 1996. If exchange rates had been constant, the international revenue growth over 1996 would have been 34.4%. Higher sales volume in core products and the acceptance of new products were the primary sources of the increase in revenues over the prior year. In addition, the Company's revenues continued to benefit from the direct sales operations which were established in selected countries during 1996 and 1997.

The Company's gross margin was 81.4% in 1997 compared with 81.6% in 1996. The slight decrease was primarily attributable to the effects of changes in product mix.

Selling, general and administrative ("SG&A") expenses expressed as a percentage of revenues decreased to 46.4% in 1997 compared with 47.7% in 1996. The decrease in SG&A expenses as a percentage of revenues resulted from the leveraging of fixed costs over greater revenue volume, despite higher expenses incurred in direct sales operations established in selected countries during 1996 and 1997.

Research and development expenses totaled $19.7 million, or 6.3% of revenues, in 1997 compared with $15.9 million, or 6.5% of revenues, in 1996. The 1997 dollar spending represented an increase of 24.0% over 1996. These development and clinical costs are incurred as the Company continues to enhance existing product lines and develop new and complementary products, such as the interbody fusion devices, biological products for use in spinal applications, and products related to frameless stereotactic surgery in the spinal and neurological fields of use.

During 1996, the Company recorded a special product liability litigation charge of $50.0 million. This charge was recorded in order to recognize the reasonably anticipated costs associated with the defense and conclusion of certain product liability cases in which the Company is named as defendant. No such charge was recorded in 1997. The Company believes that these lawsuits are without merit and unfounded. (See Note 14 to the Consolidated Financial Statements.)

The Company reported net other income of $5,000 in 1997 compared with $913,000 during 1996. Other income was higher during 1996 due mainly to foreign exchange gains. Interest expense was $5.5 million in 1997, representing a $1.8 million increase over 1996. Interest expense was higher during 1997 due to interest on increased borrowings under the Company's credit facilities occurring principally as a result of acquisitions made in 1996.

The Company recorded income tax expense of $25.1 million in 1997 and $1.3 million in 1996. The difference between the Company's effective and statutory tax rates for both 1997 and 1996 resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A., and the subsequent reorganization of Sofamor S.A. from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At December 31, 1997, the balance sheet of the Company reflected a net deferred tax asset of $39.4 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets. (See Note 11 to the Consolidated Financial Statements.)

Minority interest was $2.3 million in 1997 compared with $1.5 million in 1996. The increase was primarily related to the existence of a minority interest for a full year in the Company's Korean subsidiary which was formed in November 1996.

The Company believes that historically inflation has not had a material impact on its business.

Years ended December 31, 1996 and 1995

The Company achieved record revenues during 1996 of $244.5 million, which represented a $55.7 million, or 29.5%, increase over revenues of $188.8 million in 1995. Revenue growth included an increase of 8.5% that resulted from the conversion of certain portions of the Company's international distribution network to direct sales, which resulted in higher selling prices. Other net pricing changes in existing distribution channels resulted in a

3.9% increase in revenues. Additional volume comprised the remainder of the increase in revenues. Changes in exchange rates had an immaterial impact on revenues when comparing the Company's 1996 revenues with 1995.

U.S. revenues increased 28.4% to $162.2 million, as compared with $126.3 million in 1995. The Company believes the improvement in U.S. revenues was primarily the result of an increased number of instrumented fusions, as well as the acceptance of new products such as the STEALTHSTATION(TM) system, the TiMesh(TM) cranial plating system and the MedNext(R) surgical drill system.

Non-U.S. revenues increased 31.7% to $82.3 million, as compared with $62.5 million in 1995. The strong international revenue growth during 1996 reflects the Company's strategy of establishing a direct sales presence in selected countries and the acceptance of the new products mentioned in the preceding paragraph, as well as enhanced international sales and marketing programs.

The Company's gross margin improved to 81.6% in 1996 from 78.6% in 1995. The enhancement in gross margin is due to higher margins relating to changes in international distribution, greater leveraging of manufacturing costs due to increased volume, a reduction in the levels of outsourced product manufacturing and favorable shifts in the sales mix of certain products and sales programs.

SG&A expenses were 47.7% of revenues in 1996 compared with 47.6% of revenues in 1995. The 1996 SG&A expenses as a percentage of revenues compared to 1995 were slightly higher due to the effects of expenses related to establishing a direct sales presence in selected countries. These higher expenses were mostly offset by the leveraging of other fixed costs over greater volume in existing operations.

Research and development expenses totaled $15.9 million or 6.5% of revenues in 1996 compared with $14.0 million or 7.4% of revenues in 1995. The 1996 dollar spending represented an increase of 13.9% over 1995. These costs were incurred as the Company continued to enhance existing product lines and develop new and complementary products for use in spinal surgery, such as interbody fusion devices, biological products for use in spinal reconstruction and products related to frameless stereotactic surgery in the spinal and neurological fields of use.

During 1996, the Company recorded a special product liability litigation charge of $50.0 million. This charge was recorded in order to recognize the reasonably anticipated costs associated with the defense and conclusion of certain product liability cases in which the Company is named as defendant. The Company believes that these lawsuits are without merit and unfounded. (See Note 14 to the Consolidated Financial Statements.)

In 1995, the Company entered into a strategic alliance with Genetics Institute to provide biological products for use in spinal applications (the "G.I. Agreement"). Pursuant to the G.I. Agreement, the Company obtained exclusive North American rights to recombinant human bone morphogenetic protein (rhBMP-2) for spinal applications. As a result of the G.I. Agreement, a special charge of $45.3 million was recorded. The special charge consisted of $45.2 million, which represented the net present value of the $50.0 million in scheduled payments due under the agreement, plus related transaction costs of $122,000. The charge resulted in an after-tax impact of $1.16 per diluted share for the year ended December 31, 1995.

The Company reported net other income of $913,000 in 1996 compared with $2.5 million during 1995. Other income was higher during 1995 due mainly to the reversal of certain risk provisions and greater foreign exchange gains. Interest expense was $3.7 million in 1996, representing a $950,000 increase over 1995. The increase in interest expense was due to increased borrowings under the Company's credit facilities occurring principally as a result of the acquisitions made during 1996.

The Company recorded income tax expense of $1.3 million in 1996 and an income tax benefit of $6.3 million in 1995. The difference between the Company's effective and statutory tax rates for both 1996 and 1995 resulted primarily from the impact of certain elections made for U.S. tax purposes following the Combination of Danek Group, Inc. with Sofamor S.A., and the subsequent reorganization of Sofamor S.A. from an S.A. under French law to an S.N.C. in late 1993.

Minority interest was $1.5 million in 1996 compared with $417,000 in 1995. The increase was principally due to the minority interest in the Company's Japanese subsidiary which was formed in February 1996.

LIQUIDITY AND CAPITAL RESOURCES

On January 26, 1998, the Company purchased all of the outstanding capital stock of SOFYC, S.A. ("SOFYC") for an aggregate of 2,806,080 privately placed shares of the Company's Common Stock, $1.0 million in cash (less certain expenses relating to the repurchase) and the Company's agreement to repay certain outstanding loans of SOFYC equal to approximately $925,000 (the "SOFYC Exchange"). SOFYC, which was the personal holding company of the Cotrel family, owns 3,337,272 shares of the Company's Common Stock. As a result of the SOFYC Exchange, the outstanding shares of Common Stock of the Company will be reduced by 531,192 shares. In connection with the transaction, certain registration rights were granted to SOFYC shareholders. In accordance with these rights, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering on behalf of the former SOFYC holders of 1,600,000 of their 3,689,711 shares of Sofamor Danek common Stock that they own in the aggregate. The registration statement also includes a proposed public offering of up to 1,200,000 shares of common stock to be sold by Sofamor Danek for its own account. In addition, Sofamor Danek will grant to the underwriters an over-allotment option relating to a maximum of 420,000 shares of common stock.

Cash generated from operations and the Company's revolving lines of credit are the principal ongoing sources of funding available for growth of the business, including working capital and additions to property, plant and equipment, as well as debt service requirements and required contractual payments. The Company believes that these sources of funding together with the proceeds from the Offering will be sufficient to meet its expected cash needs for the foreseeable future. Cash, cash equivalents and short-term investments totaled $2.8 million at December 31, 1997, compared with $2.9 million at December 31, 1996.

The Company's working capital increased by $91.9 million during 1997. The increase in working capital resulted primarily from the renegotiation of the Company's $100.0 million uncollateralized revolving line of credit with a syndicate of U.S. banks which extended the maturity thereof from October 1997 to July 2000 (see Notes 8 and 9 to the Consolidated Financial Statements) as well as the effects of operating activities. Accounts receivable increased $18.2 million or 26.0% from December 31, 1996, due principally to the 30.2% increase in revenues in the fourth quarter of 1997 compared with the last quarter of 1996. Inventories and loaner set inventories increased by $14.5 million from prior year, due mostly to stocking levels required for recently formed subsidiaries and the production of inventories in preparation for new sales and marketing programs. Other receivables, which consisted primarily of amounts recoverable from insurance carriers related to the costs incurred in connection with product liability litigation (see Note 14 to the Consolidated Financial Statements), increased $13.6 million from the previous year-end.

In connection with the formation of its subsidiary in Japan, Kobayashi Sofamor Danek, K.K. ("KSD"), the Company is required to pay commissions based on the sales of KSD to Kobayashi Pharmaceutical Co., Ltd. ("KPC"), which has served as the Company's distributor in Japan and is the other shareholder in KSD. Payments of $2.0 million and $26.7 million in 1997 and 1996, respectively, were made to KPC as prepayments of commissions.

In connection with the G.I. Agreement, the Company has a liability of $7.0 million at December 31, 1997. This liability represents the initial present value of the remaining $7.5 million payment due in June of 1998 under the agreement. Under this agreement, payments of $17.5 million, $12.5 million and $12.5 million were made in 1997, 1996 and 1995, respectively.

The purchase agreements for two acquisitions made by the Company in 1996 contain provisions which provide for contingent payments to the former shareholders of each entity based upon certain calculations relative to revenues and earnings, as defined, through 1999. Such payments are reflected as purchase price adjustments. The Company recorded adjustments to the purchase price of these acquisitions of $5.1 million and $4.2 million in 1997 and 1996, respectively. The amount recorded in 1996 was paid in April 1997, and the amount recorded in 1997 is expected to be paid in March 1998. The Company is unable to determine whether such adjustments will be required for 1998 or 1999.

Additions to property, plant and equipment amounting to $10.3 million, $7.1 million and $4.6 million in 1997, 1996 and 1995, respectively, were made primarily relating to capital assets acquired in the formation and acquisition of new subsidiaries and other capital expenditures necessary to support the Company's manufacturing and distribution operations. The Company is in need of additional office and distribution space at its Memphis location. Management has entered into an agreement whereby the Company will lease, with an initial term of 10 years, a new facility adjacent to its existing headquarters with an expected occupancy date of mid 1998. This lease will be accounted for as an operating lease.

The Company has committed lines of credit totaling $115.9 million. At December 31, 1997, $67.3 million was outstanding under these lines of credit and other short-term borrowings. The committed lines of credit consist primarily of the $100.0 million U.S. revolving line of credit.

In 1996, the Internal Revenue Service began an examination of the Company's federal income tax returns. The years under examination are 1993, 1994 and 1995. Management believes that the resolution of any issues that may be developed as a result of the examination will not have a significant impact on the Company's results of operations or financial condition.

The Company invests available funds in short-term investment grade instruments, certificates of deposit or direct or guaranteed obligations of the United States of America. These short-term investments are available to fund the Company's working capital requirements and acquisitions of capital assets.

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Management has conducted an assessment of its exposure to disruption associated with the "Year 2000" issue. The Company is currently in the process of implementing purchased software that will serve as an enterprise resource planning system providing enhanced productivity and customer service benefits in addition to mitigating potential consequences of the Year 2000 issue. The cost of the software license and the majority of the costs of implementation will be capitalized. Management expects this implementation to be complete by the end of 1998. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications are not made, or are not completed in a timely manner, the Year 2000 issue could have an impact on the Company's ability to operate. The Company does not believe that the costs of addressing this issue will be material to the Company's operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

The Company's future operating results and financial condition are subject to risks and uncertainties, including (without limitation) the following matters:

Regulatory Clearances and Compliance. The preclinical testing, manufacturing, labeling, distribution and promotion of the Company's products are subject to extensive government regulation by the FDA in the United States and comparable regulatory bodies in other countries. Noncompliance with the applicable regulatory requirements can lead to enforcement action which may result in, among other things, warning letters, fines, recall or seizure of products, total or partial suspension of production, refusal by governments to grant pre-market clearances and criminal prosecution. The process of obtaining marketing clearances can be time-consuming, and there can be no assurance that all necessary clearances will be granted to the Company with respect to new devices or that the process will not involve delays adversely affecting the marketing and sale of new devices. In the United States, even after regulatory clearance or approval to market a device is obtained from the FDA, the Company is subject to continuing FDA regulation. FDA approvals are required for new intended uses and certain changes to a marketed device. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices and environmental protection. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations. Unanticipated changes in existing regulatory requirements, failure of the Company to comply with such requirements or adoption of new requirements could have a material adverse effect on the Company's business.

Potential Impact of Healthcare Cost Containment Proposals on Profitability. Sales of a large portion of the Company's products depend to a significant extent on the availability of reimbursement to the Company's customers by government and private insurance plans. In recent years, the cost of healthcare has risen significantly, and there have been numerous proposals by legislators, regulators and third party health care payers to curb these cost increases in the United States and Europe. Some of these proposals have involved limitations on the amount of reimbursement for specific surgical procedures. These proposals have been adopted in some cases. The Company is unable to predict the ultimate timing, scope or effect of any legislation concerning healthcare reform. Any legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for healthcare services and products and adversely affect the Company's business. In addition, hospitals and other healthcare providers have become increasingly cost sensitive. To date, the Company does not believe that such healthcare cost containment proposals have negatively affected the profitability or growth of its business; however, the Company is not able to predict the future effect of these proposals on its business.

Rapid Technological Change; Technological Obsolescence; Acceptance Of New Products. The medical device industry is characterized by rapidly changing technology and frequent new product introductions. The Company's future success will depend largely on the Company's ability to develop and introduce in a timely manner new products and enhancements that meet changing customer requirements and emerging industry standards. Although the Company's strategy for growth includes the introduction of new products, the development of new technologically advanced products and enhancements is a complex and uncertain process requiring high levels of innovation as well as the anticipation of technology and market trends. The Company may not be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors, it may not be able to identify, develop, manufacture, market, sell or support new products and enhancements successfully and its new products or enhancements may not achieve market acceptance. Market acceptance for products under development could be adversely affected by numerous factors, including the lack of availability of third-party reimbursement to consumers of such products, the cost of the products, clinical acceptance thereof and effective physician training. Market acceptance will also depend on the Company's ability to demonstrate that such products are an attractive alternative to existing products, which will depend on physicians' evaluations of the clinical safety and efficacy, ease of use, reliability and cost-effectiveness of the products. Furthermore, the Company believes that, once the products receive approval, recommendations and endorsements by influential surgeons will be essential to market acceptance of its products. There can be no assurance that the Company's products under development will adequately demonstrate these characteristics or that they will receive market acceptance among consumers or physicians. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability; Insurance. In recent years, physicians, hospitals, and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. The Company is currently involved in product liability litigation. (See Note 14 to the Consolidated Financial Statements.) There can be no assurance that additional claims will not be asserted against the Company in the future. A successful future claim or aggregation of future claims brought against the Company in excess of insurance coverage could have a material adverse effect upon the financial condition, results of operations and/or cash flows of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the reputation and business of the Company. The Company currently maintains liability insurance at coverage levels which it deems commercially reasonable. Historically, the Company has been required to call on its insurance for product liability claims, and assuming all amounts are paid by the insurance carriers, the Company will have exhausted its insurance coverage for the coverage year ended November 1995. There can be no assurance that the coverage limits of such insurance policies will be adequate or that all amounts will ultimately be collected from each insurer providing the applicable policy. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all.

Increasing Competition. The medical device industry is subject to intense competition. The market for products designed to treat spinal conditions is highly competitive, and the Company expects competition to increase as a result of new entrants and consolidations. Accordingly, the Company's future success will depend in part on its ability to respond quickly to medical and technological change and user preferences through the development and introduction of new products that are of high quality and that address patient and surgeon requirements and, in part, on its ability to differentiate its mature products from those of its competitors. Worldwide, there are many firms producing spinal implant devices, and certain of the Company's competitors currently manufacture and sell interbody fusion cages that have received a PMA from the FDA. A number of these firms have greater financial, research and development, manufacturing and sales and marketing resources than the Company. The Company's inability to compete effectively against existing or future competitors would have a material adverse effect on its business, financial condition and results of operations.

Dependence On Key Personnel. The Company's future success depends in significant part upon the continued service of certain key scientific, technical and managerial personnel and its continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its current personnel or that it can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. The Company has taken steps to retain its key employees, including the granting of stock options that vest over time. The loss of key personnel, especially if without advanced notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

Risks Associated With International Sales. A significant portion of the Company's revenues relate to international sales of its products, which are subject to numerous risks. Regulatory requirements, as well as pricing, marketing and distribution structures, vary significantly from country to country. Additionally, international sales can be adversely affected by limitations or disruptions caused by the imposition of government controls, export licenses, political instability, trade restrictions, changes in foreign tax laws or tariffs, or other trade regulations and difficulties coordinating communications among and managing international operations. Moreover, the Company's business, financial condition and results of operations may be adversely effected by fluctuations in overseas economic conditions and international currency exchange rates, as well as by increases in duty rates, difficulty in obtaining export licenses, constraints on its ability to maintain or increase prices and competition. There can be no assurance that the Company will be able to successfully commercialize its existing products or any of its future products in any international market, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence On Patents And Proprietary Technology. The patent and trade secret positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending applications or from any future patent application will be issued, that the scope of the patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are secret until patents are issued in the United States, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature lags behind actual discoveries, the Company cannot be certain that it was the first to file patent applications for its inventions. In addition, there can be no assurance that competitors, many of which have substantial resources, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. Further, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

The Company also relies upon unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose the Company's proprietary technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. The Company's policy is to require each of its key employees, consultants, investigators and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

Dependence On Suppliers. The Cortical Bone Dowel, a product the Company distributes on behalf of the University of Florida Tissue Bank ("UFTB"), is made of human bone tissue obtained from cadavers. The UFTB supplies significant amounts of such tissue pursuant to an exclusive agreement with the Company. There can be no assurance that the supply of bone tissue will continue to meet current demand, or that the Company, if required, will be able to locate alternative sources of human bone tissue on a timely and cost-effective basis. To date, constrained supply of human bone tissue has limited growth in this area. There can be no assurance that the UFTB will meet the Company's future delivery requirements of human bone tissue. The inability to procure an adequate supply of such tissue could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is incorporated herein by reference to the consolidated financial statements and notes thereto and the financial data schedule included in the current report on Form 8-K filed by Sofamor Danek Group, Inc. on February 3, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" contained on pages 2 and 3 of the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation" contained on pages 8 and 9 of the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Common Stock Owned by Principal Shareholders and Management" contained on pages 6 and 7 of the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" contained on pages 15 and 16 of the Company's 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (A) DOCUMENTS FILED AS PART OF THIS REPORT

               (1) Financial Statements

                    The financial statements to be included in this report are incorporated in Part II, Item 8 hereof by reference to the current report on Form 8-K filed by Sofamor Danek Group, Inc. on February 3, 1998.

               (2) Financial Statement Schedules

                    The financial statements to be included in this report are incorporated in Part II, Item 8 hereof by reference to the current report on Form 8-K filed by Sofamor Danek Group, Inc. on February 3, 1998.

               (3) Exhibits

                    See Index to Exhibits

          (B) REPORTS ON FORM 8-K

                    A report on Form 8-K was filed on February 3, 1998, which included the Sofamor Danek Group, Inc. Consolidated Financial Statements and Notes thereto as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and the related financial statement schedule. The information included in the report was filed in connection with the Registration Statement on Form S-3 of Sofamor Danek Group, Inc. dated February 3, 1998, filed under the Securities Act of 1933, as amended.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SOFAMOR DANEK GROUP, INC.
                                                (REGISTRANT)

                                                BY: /S/ E. R. PICKARD
                                                    ----------------------------
                                                    E. R. PICKARD
                                                    CHAIRMAN, CHIEF EXECUTIVE
                                                    OFFICER AND DIRECTOR

                                                    MARCH 24, 1998
                                                    ----------------------------
                                                          DATE

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

SIGNATURE                           TITLE (CAPACITY)                                   DATE
---------                           ----------------                                   ----

/s/ E. R. Pickard                   Chairman, Chief Executive Officer and              March 24, 1998
-----------------------------          Director (Principal Executive Officer)
E. R. Pickard

/s/ George G. Griffin, III          Chief Financial Officer and Executive Vice         March 24, 1998
-----------------------------         President (Principal Financial and
George G. Griffin, III                Accounting Officer)


L. D. Beard*                        Director                                           March 24, 1998
-----------------------------
L. D. Beard

George W. Bryan, Sr.*               Director                                           March 24, 1998
-----------------------------
George W. Bryan, Sr.

Robert A. Compton*                  Director                                           March 24, 1998
-----------------------------
Robert A. Compton

Yves Paul Cotrel, M.D.*             Director                                           March 24, 1998
-----------------------------
Yves Paul Cotrel, M.D.

/s/ James J. Gallogly               Director, President and                            March 24, 1998
-----------------------------         Chief Operating Officer
James J. Gallogly

Samuel F. Hulbert, Ph.D.*           Director                                           March 24, 1998
-----------------------------
Samuel F. Hulbert, Ph.D.

Marie-Helene Plais, M.D.*           Director                                           March 24, 1998
-----------------------------
Marie-Helene Plais, M.D.

George F. Rapp, M.D.*               Director                                           March 24, 1998
-----------------------------
George F. Rapp, M.D.



*By:  /s/ J. Mark Merrill
-----------------------------
      J. Mark Merrill
      Attorney-in-Fact

                            SOFAMOR DANEK GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1997

                                INDEX TO EXHIBITS

Number Assigned
in Regulation
S-K, Item 601         Description of Exhibit
-------------         ----------------------

(3)     3.1           Amended and Restated Articles of Incorporation of Sofamor
                      Danek Group, Inc. (the "Company") (1) (3.1), as further
                      amended by Articles of Amendment dated June 22, 1993 (6) (3.1)

        3.2           Amended and Restated Code of By-Laws of the Company

(4)     4.1           Form of Certificate for Common Stock (6) (4.1)

(10)   10.1           Agreement by and between Danek Medical, Inc. and Texas
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

       10.2           Agreement by and between AcroMed Corporation and Danek
                      Medical, Inc., dated March 29, 1989, as amended (2) (10.18)

       10.3 Agreement for Sublease by and between Word, Inc. and the Company, dated February 29, 1988 (2) (10.24)

       10.4           $80,000,000 Revolving Credit Agreement with SunTrust Bank in
                      Nashville dated July 22, 1997 (the "Credit Agreement") (11) (10.2)
                      as amended by
                   *  Amendment to Revolving Loan Agreement dated December 22, 1997.

       10.5           Amended and Restated License Agreement between Genetics Institute, Inc.
                      and Sofamor Danek Properties, Inc. dated February 15, 1995 (8) (10.1)

MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS, ETC.

       10.6           Employment Agreement and Letter Agreement between Richard E. Duerr, Jr.
                      and the Company dated January 1, 1996 (9) (10.15)

       10.7        *  Employment Agreement between Laurence Y. Fairey and the Company dated April 13, 1997

       10.8        *  Employment Agreement between Mark D. LoGuidice and the Company dated April 13, 1997

       10.9        *  Employment Agreement between J. Mark Merrill and the Company dated April 13, 1997


Number Assigned
in Regulation
S-K, Item 601         Description of Exhibit
-------------         ----------------------

       10.12          Employment Agreement and Letter Agreement between Richard W. Treharne and the Company dated January 1, 1996 (9) (10.20)

       10.13          Employment Agreement between R. Lew Bennett and the Company dated
                      January 1, 1996 (9) (10.22)

       10.14          Employment Agreement between Gene B. Sponseller and the Company dated
                      January 1, 1996 (9) (10.24)

       10.15          Letter Agreement between E. R. Pickard and the Company dated January 1, 1996 and Resolution of the Company's Compensation Committee (9) (10.25)

       10.16          Letter Agreement between James J. Gallogly and the Company dated January 1, 1996 and Resolution of the Company's Compensation Committee (9) (10.26)

       10.17          Employment Agreement between Sofamor and Marie-Helene
                      Plais dated June 21, 1993 (6) (10.50)

       10.18       *  Letter Agreement between Robert A. Compton and the Company dated May 28, 1997

       10.19       *  Employment Agreement between John Pafford and the Company dated April 27, 1997

       10.20       *  Employment Agreement between Edward Traurig and the Company dated April 27, 1997

       10.21       *  Letter Agreement between George G. Griffin, III and the Company dated May 15, 1997

       10.22       *  Letter Agreement between Kenneth G. Hayes and the Company dated May 15, 1997

       10.23       *  Letter Agreement between Richard Mazza and the Company
                      dated January 9, 1998

       10.24          Amended and Restated Non-Qualified Stock Option Plan (2) (10.25)

       10.25 Non-Qualified Stock Option Agreement between the Company and E. R. Pickard dated November 30, 1990, (2) (10.26)
                      as amended by an Amendment dated March 10, 1992 (3) (10.26)
                      and by Second Amendment dated February 16, 1995 (7) (10.24)
                      and by Third Amendment dated July 21, 1995 (9) (10.28)

       10.26          Incentive Stock Option Plan, as amended (1) (10.30)

Number Assigned
in Regulation
S-K, Item 601         Description of Exhibit
-------------         ----------------------

       10.27          Amended and Restated Stock Option Plan for Distributors and
                      Consultants (9) (10.30)

       10.28          Non-Employee Directors' Stock Option Plan (2) (10.34)

       10.29          Cash Bonus Plan

       10.30          Employee Stock Purchase Plan (10) (10.29)

       10.31          Amended and Restated Loan Forgiveness Agreement dated
                      October 11, 1996 between the Company and E.R. Pickard.

       10.32        * 1993 Long-Term Incentive Plan, as amended

       10.33          Stock Pledge Agreement between E. R. Pickard and the
                      Company dated November 30, 1990.  (6) (10.42)

       10.34          Agreement between the Company and E. R. Pickard dated
                      December 15, 1995 (9) (10.40)

(21)   21.1        *  Subsidiaries of the Company

(23)   23.1        *  Consent of Coopers & Lybrand L.L.P., Independent Public Accountants

(24)   24.1        *  Powers of attorney from directors of the Company
                      authorizing signature of this report

(27)   27.1        *  Financial Data Schedule (For SEC use only)

(28)   28.1        *  Annual Report on Form 11-K of the Employee Stock
                      Purchase Plan for the fiscal year ended December 31, 1997

(99)   99.1        *  Audited financial statements and related financial
                      statement schedule of Sofamor Danek Group, Inc. and
                      subsidiaries as of December 31, 1997 and 1996, and for
                      each of the three years in the period ended December 31,
                      1997.

----------------------

*Previously unfiled documents are noted with an asterisk

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

(10) Incorporated by reference from Exhibits to the Form 10-K of the Registrant for the fiscal year ended December 31, 1996. (Exhibit number in the Form 10-K is set forth in italics.)

(11) Incorporated by reference from the Exhibits to the Form 10-Q of the registrant for the quarter ended June 30, 1997. (Exhibit number in the Form 10-K is set forth in italics.)