Form 10-K/A
period 1997-12-31
SOFAMOR DANEK GROUP INC
filed 1998-04-08
CIK 873730

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A
 (MARK ONE)

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

                                    PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is incorporated herein by reference to the consolidated financial statements and notes thereto and the financial data schedule included in the current report on Form 8-K filed by Sofamor Danek Group, Inc. on February 3, 1998, a copy of which is attached hereto as Exhibit 99.1.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (A) DOCUMENTS FILED AS PART OF THIS REPORT

               (1) Financial Statements

                    The financial statements to be included in this report are incorporated in Part II, Item 8 hereof by reference to the current report on Form 8-K filed by Sofamor Danek Group, Inc. on February 3, 1998, a copy of which is attached hereto as Exhibit 99.1.

               (2) Financial Statement Schedules

                    The financial statements to be included in this report are incorporated in Part II, Item 8 hereof by reference to the current report on Form 8-K filed by Sofamor Danek Group, Inc. on February 3, 1998, a copy of which is attached hereto as Exhibit 99.1.

               (3) Exhibits

                    See Index to Exhibits.

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


                                       SOFAMOR DANEK GROUP, INC.


Date: April 7, 1998                    By: /s/ J. Mark Merrill
                                          ------------------------------------
                                          Name: J. Mark Merrill
                                          Title: Vice President, Treasurer and
                                                   Assistant Secretary

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

       10.2           Agreement by and between AcroMed Corporation and Danek
                      Medical, Inc., dated March 29, 1989, as amended (2) (10.18)

       10.3 Agreement for Sublease by and between Word, Inc. and the Company, dated February 29, 1988 (2) (10.24)

       10.4           $80,000,000 Revolving Credit Agreement with SunTrust Bank in
                      Nashville dated July 22, 1997 (the "Credit Agreement") (11) (10.2)
                      as amended by
                      Amendment to Revolving Loan Agreement dated December 22, 1997.

       10.5           Amended and Restated License Agreement between Genetics Institute, Inc.
                      and Sofamor Danek Properties, Inc. dated February 15, 1995 (8) (10.1)

MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS, ETC.

       10.6           Employment Agreement and Letter Agreement between Richard E. Duerr, Jr.
                      and the Company dated January 1, 1996 (9) (10.15)

       10.7           Employment Agreement between Laurence Y. Fairey and the Company dated April 13, 1997

       10.8           Employment Agreement between Mark D. LoGuidice and the Company dated April 13, 1997

       10.9 Employment Agreement between J. Mark Merrill and the Company dated April 13, 1997


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

       10.17          Employment Agreement between Sofamor and Marie-Helene
                      Plais dated June 21, 1993 (6) (10.50)

       10.18 Letter Agreement between Robert A. Compton and the Company dated May 28, 1997

       10.19 Employment Agreement between John Pafford and the Company dated April 27, 1997

       10.20 Employment Agreement between Edward Traurig and the Company dated April 27, 1997

       10.21          Letter Agreement between George G. Griffin, III and the Company dated May 15, 1997

       10.22 Letter Agreement between Kenneth G. Hayes and the Company dated May 15, 1997

       10.23 Letter Agreement between Richard Mazza and the Company dated January 9, 1998

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

       10.28          Non-Employee Directors' Stock Option Plan (2) (10.34)

       10.29          Cash Bonus Plan

       10.30          Employee Stock Purchase Plan (10) (10.29)

       10.31          Amended and Restated Loan Forgiveness Agreement dated
                      October 11, 1996 between the Company and E.R. Pickard.

       10.32        * 1993 Long-Term Incentive Plan, as amended

       10.33          Stock Pledge Agreement between E. R. Pickard and the
                      Company dated November 30, 1990.  (6) (10.42)

       10.34          Agreement between the Company and E. R. Pickard dated
                      December 15, 1995 (9) (10.40)

(21)   21.1           Subsidiaries of the Company

(23)   23.1         * Consent of Coopers & Lybrand L.L.P., Independent Public Accountants

(24)   24.1           Powers of attorney from directors of the Company
                      authorizing signature of this report

(27)   27.1           Financial Data Schedule (For SEC use only)

(28)   28.1           Annual Report on Form 11-K of the Employee Stock
                      Purchase Plan for the fiscal year ended December 31, 1997

(99)   99.1         * Audited financial statements and related financial
                      statement schedule of Sofamor Danek Group, Inc. and
                      subsidiaries as of December 31, 1997 and 1996, and for
                      each of the three years in the period ended December 31,
                      1997.

----------------------

* Filed herewith.

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