Form 10-Q
period 1998-03-31
SOFAMOR DANEK GROUP INC
filed 1998-05-12
CIK 873730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                -----------------------------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number:    000-19168
                         ------------------------------------------------------

                            Sofamor Danek Group, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                                 35-1580052
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

1800 Pyramid Place, Memphis, Tennessee                           38132
-------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

(901) 396-2695
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

26,358,942 shares of common stock outstanding as of March 31, 1998
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARES)

                                                           MARCH 31,    DECEMBER 31,
                                                             1998          1997
                                                          ----------    ------------
ASSETS                                                    (UNAUDITED)
Current Assets:
     Cash and cash equivalents                              $ 83,696     $  2,729
     Short-term investments                                       35           36
     Accounts receivable--trade, less allowance for
       doubtful accounts of $1,857 and $1,812 at March
       31, 1998 and December 31, 1997, respectively           97,460       88,209
     Other receivables                                        29,951       29,374
     Inventories                                              40,227       40,575
     Loaner set inventories                                   23,144       21,511
     Prepaid expenses                                          6,158        6,061
     Prepaid income taxes                                         --        3,052
     Current deferred income taxes                             3,996        8,013
                                                            --------     --------
         Total current assets                                284,667      199,560
Property, plant and equipment
     Land                                                      1,468        1,477
     Buildings                                                10,838       10,905
     Machinery and equipment                                  37,285       35,677
     Automobiles                                                 926          759
                                                            --------     --------
                                                              50,517       48,818
     Less accumulated depreciation                           (25,161)     (23,797)
                                                            --------     --------
                                                              25,356       25,021

Investments                                                      934          954
Intangible assets, net                                        96,970       97,048
Other assets                                                  31,258       31,649
Non-current deferred income taxes                             33,263       31,425
                                                            --------     --------
         Total assets                                       $472,448     $385,657
                                                            ========     ========



         The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)


                                                              MARCH 31,   DECEMBER 31,
                                                                1998         1997
                                                            -----------   ------------
LIABILITIES                                                 (UNAUDITED)
Current Liabilities:
     Notes payable and lines of credit                      $  11,389      $ 11,731
     Current maturities of long-term debt                       7,569         7,586
     Current portion of product liability litigation           12,010         8,606
     Accounts payable                                           8,413         4,684
     Income taxes payable                                      14,040         2,473
     Accrued expenses                                          35,087        41,488
                                                            ---------      --------
         Total current liabilities                             88,508        76,568

Long-term debt, less current maturities                        28,400        60,650
Product liability litigation, less current portion             26,494        33,970
Minority interest                                               3,912         3,171

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
     authorized, no shares outstanding
Common stock, no par value 150,000,000 shares
      authorized: 30,382,122 and 25,867,749 shares
      issued (including 4,023,180 and 685,908 shares
      held in treasury) at March 31, 1998 and December
      31, 1997, respectively                                  360,546        74,014
Retained earnings                                             171,323       154,828
Accumulated other comprehensive loss                           (5,280)       (4,294)
                                                            ---------      --------
                                                              526,589       224,548
Less:
     Cost of common stock held in treasury                   (198,190)       (9,985)
     Stockholder notes receivable                              (3,265)       (3,265)
                                                            ---------      --------
         Total stockholders' equity                           325,134       211,298
                                                            ---------      --------
         Total liabilities and stockholders' equity         $ 472,448      $385,657
                                                            =========      ========


         The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                 1998              1997
                                                -------           -------
Revenues                                        $88,453           $69,759

Cost of goods sold                               15,748            12,370
                                                -------           -------
Gross Profit                                     72,705            57,389

Operating Expenses:
   Selling, general and administrative           41,039            32,698
   Research and development                       6,234             4,730
                                                -------           -------
                                                 47,273            37,428
                                                -------           -------

Income from operations                           25,432            19,961

Other income                                        246                76
Interest expense                                 (1,135)           (1,176)
                                                -------           -------
Income from operations before provision
   for and charge in lieu of income taxes        24,543            18,861

Provision for and charge in
   lieu of income taxes                           7,354             5,470
                                                -------           -------
Income before minority interest                  17,189            13,391

Minority interest                                   694               617
                                                -------           -------
Net income                                      $16,495           $12,774
                                                =======           =======
Net income per share - diluted                  $  0.59           $  0.49
                                                =======           =======
Net income per share - basic                    $  0.65           $  0.52
                                                =======           =======


         The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                1998          1997
                                                              --------       -------
Cash flows from operating activities:

Net income                                                     $16,495       $ 12,774

Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Depreciation and amortization                              4,416          3,630
      Provision for doubtful accounts receivable                    89             70
      Deferred income tax expense                                2,069            222
      Loss (gain) on disposal of equipment                          71             (7)
      Minority interest                                            694            617
Changes in assets and liabilities:
   Accounts receivable                                          (9,829)        (6,771)
   Other receivables                                              (642)        (3,549)
   Inventories and loaner set inventories                       (1,729)       (10,631)
   Prepaid expenses                                                345          1,302
   Prepaid income taxes                                          3,053           (479)
   Other assets                                                    382           (315)
   Accounts payable                                              3,848          4,230
   Income taxes payable                                           (463)            44
   Accrued expenses                                             (6,233)        (4,590)
   Product liability litigation                                 (3,986)          (985)
                                                               -------       --------
      Net cash provided by (used by) operating activities        8,580         (4,438)
                                                               -------       --------
Cash flows from investing activities:
   Purchase of short-term investments                               --             (2)
   Proceeds from maturities of short-term investments               --             33



         The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                1998            1997
                                                              ---------       --------
   Payments for purchase of property, plant and equipment       (2,429)         (1,549)
   Proceeds from sale of equipment                                  --              14
   Purchase of intangible assets                                (2,760)         (3,867)
   Increase in notes receivable, other                            (259)            (23)
   Repayments of notes receivable, other                           318               9
   Payments for investment                                          (5)            (55)
                                                              --------         -------
      Net cash used by investing activities                     (5,135)         (5,440)
                                                              --------         -------
Cash flows from financing activities:
   (Decrease) increase in short-term borrowings                    (24)          8,423
   Proceeds from long-term debt                                 18,151             130
   Repayment of long-term debt                                 (50,390)            (41)
   Proceeds from issuance of common stock                      111,749           3,197
   Cash paid in the SOFYC exchange                              (1,930)             --
   Capital contribution by minority shareholder                     --             148
                                                              --------         -------
      Net cash provided by financing activities                 77,556          11,857
                                                              --------         -------
Effect of exchange rate changes on cash                            (34)            274
                                                              --------         -------
Increase in cash and cash equivalents                           80,967           2,253
Cash and cash equivalents, beginning of period                   2,729           2,830
                                                              --------         -------
Cash and cash equivalents, end of period                      $ 83,696         $ 5,083
                                                              ========         =======



         The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (IN THOUSANDS, EXCEPT FOR NOTE 7 AND SHARE AND PER SHARE DATA)


1.    Financial Statement Presentation

      The consolidated balance sheet as of March 31, 1998 and the consolidated statements of income and consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. Certain amounts for prior periods have been reclassified to conform with the presentation at March 31, 1998.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

2.    Inventories and Loaner Set Inventories

      Net inventories and loaner set inventories consist of:



      -------------------------------------------------------------------------
                                                    March 31,      December 31,
                                                      1998            1997
      -------------------------------------------------------------------------
      Finished goods                                $34,242          $35,029
      Work-in-process                                 3,873            3,405
      Raw materials                                   2,112            2,141
      -------------------------------------------------------------------------

      Net inventories                               $40,227          $40,575
      -------------------------------------------------------------------------

      Loaner set inventories, net                   $23,144          $21,511
      -------------------------------------------------------------------------


3.    Income Taxes

      The Company's effective income tax rates were 30.0% and 29.0%, respectively, for the quarters ended March 31, 1998 and March 31, 1997. The difference between the Company's effective and statutory tax rates for both 1998 and 1997 resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en

      Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At March 31, 1998, the balance sheet of the Company reflected a net deferred tax asset of $37,259. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

      During the first quarters of 1998 and 1997, charges in lieu of income taxes of $1,018 and $1,622, respectively, were recorded by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock.

4.    Net Income Per Common Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("FAS") No. 128. This statement establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS 128 requires restatement of all prior-period EPS data presented.

      Potential common stock is in the form of stock options which have an effect on the diluted net income per common share calculations for the three months ended March 31, 1998 and 1997. Potential common stock also includes assumed converted debt securities. For the three months ended March 31, 1998 and 1997, net income was adjusted by $30 and $31, respectively, to calculate EPS. This adjustment represented the interest charges, net of taxes, from convertible debt which was assumed to be converted for the diluted weighted average number of shares calculation. The following table presents information necessary to calculate diluted EPS for the three months ended March 31, 1998 and 1997:


                                                         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
      -----------------------------------------------------------------------------
                                                           1998             1997
      -----------------------------------------------------------------------------
      Weighted average shares outstanding - Basic       25,488,628       24,514,438
      Shares equivalents                                 2,444,736        1,795,747
      ------------------------------------------------------------------------------
      Weighted average shares outstanding - Diluted     27,933,364       26,310,185
      ------------------------------------------------------------------------------

5.    Comprehensive Income

      During the first quarter of 1998, the Company adopted the provisions of FAS No. 130, "Reporting Comprehensive Income." The standard requires that entities include within their financial statements information on comprehensive income, which is defined as all activity impacting equity from nonowner sources. For the Company, comprehensive income is comprised of net income and changes in cumulative translation adjustments. Other comprehensive loss, for the three months ended March 31, 1998 and 1997 was $986 and $3,287, respectively.

6.    Stock Exchange and Public Offering

      On January 26, 1998, the Company purchased all of the outstanding capital stock of SOFYC, S.A. ("SOFYC") for an aggregate of 2,806,080 privately placed shares of the Company's common stock, $1,000 in cash (less certain expenses relating to the repurchase) and the Company's agreement to repay certain outstanding loans of SOFYC equal to approximately $930 (the "SOFYC Exchange"). In connection with the SOFYC Exchange, a foreign tax liability of $13,000 was reflected at March 31, 1998, which represents an estimate of the tax the Company will incur upon retiring the shares owned by SOFYC. SOFYC, which was the personal holding company of the Cotrel family, owns 3,337,272 shares of the Company's Common Stock. As a result of the SOFYC Exchange, the outstanding shares of common stock of the Company were reduced by 531,192 shares. In connection with the transaction, certain registration rights were granted to the former SOFYC shareholders. In accordance with these rights, the Company filed a registration statement with the Securities and Exchange Commission related to a public offering on behalf of the former SOFYC shareholders of 1,600,000 of their 3,689,711 shares of Sofamor Danek common stock that they own in aggregate. The registration also provided for a public offering of up to 1,200,000 shares of common stock to be sold by the Company for its own account. In addition, Sofamor Danek granted to the underwriters a maximum over-allotment option of 420,000 shares of common stock. The net proceeds received by the Company pursuant to the offering totaled $110,134.

7.    Commitments and Contingencies

      The Company is involved from time to time in litigation on various matters which are routine to the conduct of its business, including product liability and intellectual property cases.

      PRODUCT LIABILITY LITIGATION

      Beginning in 1994, the Company and other spinal implant manufacturers were named as defendants in a number of product liability lawsuits brought in various federal and state courts around the country. These lawsuits allege that plaintiffs were injured by spinal implants manufactured by the Company and others. The essence of the plaintiff's claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of the Food and Drug Administration ("FDA") rules and regulations (governing marketing and labeling of medical devices), that pedicle fixation has not been proven safe and effective in the context of FDA labeling standards, that some or all of the spinal systems are defectively designed and manufactured and that plaintiffs have suffered a variety of injuries as a result of their physicians' use of such systems in pedicle fixation. The Company has also been named as a defendant in a number of lawsuits instituted by plaintiffs who have received spinal implants manufactured by other manufacturers and in which the Company is alleged to have participated in a conspiracy among doctors, manufacturers, hospitals, teaching institutions, professional societies and others to promote, in violation of applicable law, the use of spinal implants.

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

      As of March 31, 1998, the claims of approximately 2,200 plaintiffs remain active in litigation against the Company. The majority of these plaintiffs filed their claims in 1995. A number of plaintiffs have failed to pursue their claims, and their claims have been dismissed without prejudice. The Company is also named as a defendant in lawsuits involving about 2,600 plaintiffs where the Company is alleged to have conspired with competitors and others, in violation of applicable law, to promote the use of spinal implant systems.

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

      FEDERAL MULTIDISTRICT LITIGATION (MDL 1014)

      On August 4, 1994, the Federal Judicial Panel for Multidistrict Litigation ordered all federal court lawsuits to be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District Court for the Eastern

      District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Lawsuits filed in federal court after August 4, 1994 have also been transferred to and consolidated in the Multidistrict Litigation in the Eastern District of Pennsylvania. In addition, a number of lawsuits filed in state courts around the country were removed to federal courts and then transferred into the Multidistrict Litigation. On February 22, 1995, Chief Judge Emeritus, Louis C. Bechtle ("Judge Bechtle"), denied class certification. A large number of plaintiffs filed individual lawsuits as a result of the denial of class certification. In some instances, lawsuits that had been removed and transferred into the Multidistrict Litigation have been remanded to the state courts in which they were filed because there was no federal court jurisdiction. As of March 31, 1998, the Company is a defendant in approximately 920 individual claims and 1,065 conspiracy claims consolidated in the Multidistrict Litigation. On April 16, 1997, Judge Bechtle dismissed conspiracy claims alleging fraud on the FDA, but deferred the remaining conspiracy claims for later consideration by the federal trial courts to whom the cases will be remanded for trial.

      Discovery has been completed in a number of the federal court cases and is continuing in the remainder. A small number of cases have been transferred to the federal courts in which they were filed for further proceedings and trial. Judge Bechtle has begun the process of transferring the remaining federal court cases to various federal courts throughout the United States. As of March 31, 1998, the Federal Judicial Panel on Multidistrict Litigation ordered the remand of approximately 210 cases to transferor courts for further proceedings. It is anticipated that the first federal court cases will be tried in 1998.

      STATE COURT LITIGATION

      A number of cases filed in state courts were not eligible for removal and transfer into the Multidistrict Litigation. As of March 31, 1998, there were approximately 1,800 individual claims pending against the Company in several courts around the country, principally in Tennessee, Oklahoma, Texas and Pennsylvania. In addition, there were approximately 1,600 conspiracy claims pending in state courts.

      Approximately 1,550 plaintiffs, who had joined together in several complaints which had been removed to the Multidistrict Litigation proceedings, have had their cases remanded to the state court in Memphis, Tennessee, where they were originally filed when it was determined that the federal court lacked jurisdiction over their claims. A number of plaintiffs have failed to pursue claims made on their behalf and their claims were dismissed without prejudice. As of March 31, 1998, the lawsuits of approximately 1,000 plaintiffs remain active in the litigation pending in Memphis, Tennessee. The presiding state court judge in Memphis has established a case management plan which calls for the preparation of eight representative cases for preparation and trial.

      Discovery is proceeding in all remaining state court cases. Some state cases have been given trial dates in 1998. It is anticipated that a number of other state court cases around the country may be scheduled for trial in 1998, although delays in trial dates are common. The first case in Memphis against the Company is scheduled for trial in September, 1998.

      ACROMED CORPORATION SETTLEMENT

      In December 1996, AcroMed Corporation ("AcroMed"), a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiff's Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the settlement, AcroMed will establish a settlement fund consisting of $100 million in cash plus the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. By order dated October 17, 1997, Judge Bechtle certified the proposed settlement class and approved the proposed settlement. All appeals of Judge Bechtle's certification and approval order have been withdrawn. As a consequence of the class-certified settlement, all federal proceedings involving AcroMed devices have been stayed.

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

      The Royal and Steadfast lawsuits are pending in the United States District Court for the Western District of Tennessee in Memphis. The Agricultural lawsuit is pending in the United States District Court for the Southern District of Ohio in Cincinnati. The Company believes that the receivables are recoverable under the terms of the Royal, Steadfast and Agricultural policies. The Company has filed an answer and counterclaim in the Royal litigation and a motion seeking the interim payment of the Company's defense costs. The Company has filed answers and counterclaims in the Steadfast and the Agricultural litigations. All three litigations are in the preliminary stages. The Company believes that Royal's, Steadfast's and Agricultural's claims are without merit and will defend against them vigorously.

      As is common in the insurance industry, the Company's insurance policies covering product liability claims must be renewed annually. The Company has in force insurance coverage for product liability claims including orthopedic bone screw claims, subject to the terms, conditions and limits of the individual insurance policies. Except for a policy issued by Royal, the Company's insurance policies are reduced by the costs of defense. In some instances, the cost of defending these claims has been reimbursed by certain of the primary and excess insurance carriers. Although the Company has been able to obtain insurance relating to product liability claims at a cost and on other terms and conditions that are acceptable to the Company, there can be no assurance that in the future it will be able to do so.

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

      While it is not possible to accurately predict the outcome of litigation, the amount of the accrual, which remained on the Company's consolidated balance sheet at March 31, 1998, represents the Company's best judgment of the probable reasonable costs (in excess of amount of insurance the Company believes are recoverable) to defend and conclude the lawsuits based on the facts and circumstances currently existing. The costs provided for in the accrued liability include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's defense and conclusion of these matters.

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

      SECURITIES LAWS ACTIONS

      Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in the United States District Court in Memphis, Tennessee. Four of the lawsuits purported to be class actions. All of the lawsuits were consolidated into one case in the United States District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleges that the defendants made false and misleading statements and failed to disclose material facts to the investing public and seeks money damages. The alleged securities law violations are based on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former U.S. distributor of Sofamor products, National Medical Specialties, Inc. ("NMS"). The allegations relating to illicit and illegitimate sales of product are, for the most part, copies from product liability complaints filed against the Company and other manufacturers currently being coordinated in improper sales related to one of the Company's selling programs which has been publicly disclosed since May 1991. The allegations concerning NMS relate to the termination of the NMS distribution agreement covering Sofamor products in the United States. On October 3, 1995, the United States District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. On August 14, 1997, the Court of Appeals affirmed the dismissal of the plaintiffs' complaint. The Court of Appeals denied the plaintiffs' request for reconsideration on October 9, 1997. The plaintiffs filed a petition for certiorari in the United States Supreme Court, which the Company opposed. The United States Supreme Court has denied the plaintiffs' petition for certiorari. The dismissal of the plaintiffs' case is now final.

      INTERNAL REVENUE SERVICE DOCUMENT PRODUCTION

      On April 29, 1998, the Internal Revenue Service (the "IRS") served the Company with a summons covering the 1993, 1994 and 1995 taxable years. Generally, the IRS is requiring the production of (i) documents supporting expenses incurred in connection with trips attended by physicians, (ii) documents relating to payments made to physicians for consulting, (iii) documents relating to stock options granted, royalty agreements and payments, fellowship grants/awards, scholarships and honorariums, (iv) a list of Company customers, (v) certain revenue information and (vi) a report with respect to governmental customers. While the scope of the document production is currently under review, it is the Company's intention to cooperate with the IRS in connection with this matter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth for the periods indicated selected unaudited financial information expressed as a percentage of revenues and the period-to-period change in such information.


                                                                                          Period-to-Period
                                                         As a Percentage of Revenues           Change
                                                        -----------------------------   ---------------------
                                                             Three Months Ended          Three Months Ended
                                                                  March 31,                   March 31,
                                                           1998              1997          1998 vs. 1997
                                                        -----------------------------   ---------------------
Revenues                                                  100.0%            100.0%              26.8%
Cost of goods sold                                         17.8              17.7               27.3
                                                          -----             -----
Gross profit                                               82.2              82.3               26.7
Operating expenses:
   Selling, general and administrative                     46.4              46.9               25.5
   Research and development                                 7.0               6.8               31.8
                                                          -----             -----
Total operating expenses                                   53.4              53.7               26.3

Income from operations                                     28.8              28.6               27.4
Other income                                                0.3               0.1              223.7
Interest expense                                           (1.4)             (1.7)              (3.5)
                                                          -----             -----
Income from operations before provision for and
   charge in lieu of income taxes                          27.7              27.0               30.1
Provision for and charge in  lieu of income taxes           8.3               7.8               34.4
                                                          -----             -----
Income before minority interest                            19.4              19.2               28.4
Minority interest                                           0.8               0.9               12.5
                                                          -----             -----

Net income                                                 18.6%             18.3%              29.1%
                                                          =====             =====



RESULTS OF OPERATIONS*

The Company reported record first quarter revenues of $88.5 million for the quarter ended March 31, 1998, which represented a $18.7 million, or 26.8%, increase over the first quarter of 1997. An increase in volume comprised 27.5% of the revenue growth. The Company's conversion of certain portions of its international distribution network to direct sales and other net pricing changes contributed a 4.6% increase. Changes in exchange rates negatively impacted revenues by 5.3%.

-------------------------------
* Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein (including, in particular, those discussed in Part II, Item 1, "Legal Proceedings") are forward-looking statements that involve risks and uncertainties, including (without limitation) the timely development and acceptance of new products, the impact of competitive products, the timely receipt of regulatory clearances required for new products, the regulation of the Company's products generally, the disposition of certain litigation involving the Company and certain other risks and uncertainties detailed from time to time in the Company's periodic reports (including the Annual Report on Form 10-K for the year ended December 31, 1997 and the Current Report on Form 8-K dated February 3, 1998) filed with the Securities and Exchange Commission.

U.S. revenues grew to $61.8 million for the quarter ended March 31, 1998, a 27.9% increase from the same period in 1997. The Company believes the improvement in U.S. revenues is primarily the result of an increased number of instrumented fusions. This growth in the number of fusions has occurred, in part, due to the broad range of quality products provided by the company to assist physicians in treating their patients.

Non-U.S. revenues advanced 24.2% during first quarter 1998, when compared to first quarter 1997. The increase would have been 41.4% if exchange rates had been constant. Higher volume was the primary source of the increase in revenues during the first quarter of 1998, compared with the same period of 1997. In addition, the Company's revenues continued to benefit from the direct sales operations, which were established in selected countries during 1997.

The Company's gross margin of 82.2% during the first quarter of 1998 was essentially flat compared with 82.3% for the same period of 1997.

Selling, general and administrative expenses were 46.4% of revenues in the first quarter of 1998, compared with 46.9% during the same period of 1997. This decrease in selling, general and administrative expenses, expressed as a percentage of revenues, resulted from the leveraging of fixed costs over greater revenue volume, even though higher expenses were incurred related to direct sales operations established during 1997 in selected countries.

Research and development expenses totaled $6.2 million, or 7.0% of revenues, for the first quarter of 1998, compared with $4.7 million, or 6.8% of revenues, for the first quarter of 1997. The first quarter 1998 dollar spending represents an increase of 31.8% over the same period in 1997. These development and clinical costs are incurred as the Company continues to enhance existing product lines and develop new and complementary products, such as the interbody fusion devices, biological products for use in spinal applications, and products related to frameless stereotactic surgery in the spinal and neurological fields of use. These expenditures demonstrate the Company's continued commitment to producing product opportunities through the application of new medical technologies.

The Company reported other income of $246,000 for the quarter ended March 31, 1998, compared with $76,000 for the same period in 1997. The improvement in the first quarter 1998 other income related principally to higher interest income on cash equivalents generated from the public offering discussed in the "Liquidity and Capital Resources" section. Interest expense for the first quarter of 1998 was $1.1 million compared with $1.2 million during the same period in 1997. The slight decrease in interest expense occurred as the Company reduced its borrowings against credit facilities in March of 1998 after receiving the proceeds of its public offering.

The Company's effective income tax rates were 30.0% and 29.0%, respectively, for the quarters ended March 31, 1998 and March 31, 1997. The difference between the Company's effective and statutory tax rates for both 1998 and 1997 resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993.

Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At March 31, 1998, the balance sheet of the Company reflected a net deferred tax asset of $37.3 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

On January 26, 1998, the Company purchased all of the outstanding capital stock of SOFYC, S.A. ("SOFYC") for an aggregate of 2,806,080 privately placed shares of the Company's common stock, $1.0 million in cash (less certain expenses relating to the repurchase) and the Company's agreement to repay certain outstanding loans of SOFYC equal to approximately $930,000 (the "SOFYC Exchange"). In connection with the SOFYC Exchange, a foreign tax liability of $13.0 million was reflected at March 31, 1998, which represents an estimate of the tax the Company will incur upon retiring the shares owned by SOFYC. SOFYC, which was the personal holding company of the Cotrel family, owns 3,337,272 shares of the Company's common Stock. As a result of the SOFYC Exchange, the outstanding shares of common stock of the Company were reduced by a net 531,192 shares. In connection with the transaction, certain registration rights were granted to the former SOFYC shareholders. In accordance with these rights, the Company filed a registration statement with the Securities and Exchange Commission related to a public offering on behalf of the former SOFYC shareholders of 1,600,000 of their 3,689,711 shares of Sofamor Danek common stock that they owned in the aggregate before the offering. The registration statement also provided for a public offering of up to 1,200,000 shares of common stock to be sold by the Company for its own account. In addition, Sofamor Danek granted to the underwriters a maximum over-allotment option of 420,000 shares of common stock. The over allotment option was exercised. The Company issued 1,620,000 shares and received net proceeds pursuant to the offering of $110.1 million. The Company intends to use the net proceeds for repayment of outstanding borrowings, general corporate purposes, which may include research and product development, capital expenditures, the scheduled payment pursuant to the Company's license agreement with Genetic's Institute, certain foreign taxes due in connection with the SOFYC transaction, acquisitions and working capital.

Cash generated from operations and the Company's revolving lines of credit are the principal ongoing sources of funding available for growth of the business, including working capital and additions to property, plant and equipment, as well as debt service requirements and required contractual payments. The Company believes that these sources of funding together with the proceeds from the public offering mentioned above will be sufficient to meet its expected cash needs for the foreseeable future. Cash, cash equivalents and short-term investments totaled $83.7 million at March 31, 1998, compared with $2.8 million at December 31, 1997.

The Company's working capital increased by $73.2 million during the first quarter of 1998. The increase in working capital resulted primarily from the proceeds from the public offering, partially offset by the amounts paid against long-term credit facilities. Accounts receivable increased $9.3 million from December 31, 1997, due principally to the mix of receivables across various product categories and geographic regions. Inventories and loaner set inventories increased by $1.3 million or 2.1% from year-end. Other receivables, which consisted primarily of amounts recoverable from insurance carriers relating to the expenses incurred in connection with product liability litigation, increased $577,000 from the Company's previous year-end.

In connection with the Company's 1995 license agreement with Genetic's Institute, which resulted in a special charge of $45.3 million, the Company had a remaining liability of $7.0 million at March 31, 1998. This liability represents the present value of the $7.5 million payment due in June of 1998 under the agreement.

The purchase agreements for two acquisitions made by the Company in 1996 contain provisions which provide for contingent payments to the former shareholders of each entity based upon certain calculations relative to revenues and earnings, as defined, through 1999. Such payments are reflected as purchase price adjustments. The Company recorded adjustments to the purchase price of these acquisitions of $5.1 million and $4.2 million in 1997 and 1996, respectively. The amount recorded in 1996 was paid in April 1997, and the amount recorded in 1997 was paid in March 1998. The Company is unable to determine whether such adjustments will be required for 1998 or 1999.

Additions to property, plant and equipment during the first quarter of 1998 of $2.4 million were related to capital asset expenditures necessary to support the Company's manufacturing and distribution operations. The Company is in need of additional office and distribution space at its Memphis location. Management has entered into an agreement whereby the Company will lease, with an initial term of 10 years, a new facility adjacent to its existing headquarters with an expected occupancy date of mid 1998. This lease will be accounted for as an operating lease.

The Company has committed lines of credit totaling $115.5 million. At March 31, 1998, $34.8 million was outstanding under these lines of credit and other short-term borrowings. The committed lines of credit consist primarily of the $100.0 million U.S. revolving line of credit.

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

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Management has conducted an assessment of its exposure to disruption associated with the Year 2000 issue. The Company is currently in the process of implementing purchased software that will serve as an enterprise resource planning system providing enhanced productivity and customer service benefits in addition to mitigating potential consequences of the Year 2000 issue. The cost of the software license and the majority of the costs of implementation will be capitalized. Management expects this implementation to be completed in the first quarter of 1999. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications are not made, or are not completed in a timely manner, the Year 2000 issue could have an impact on the Company's ability to operate. The Company does not believe that the costs of addressing this issue will be material to the Company's operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

The Company's future operating results and financial condition are subject to risks and uncertainties, including (without limitation) the following matters:

Regulatory Clearances and Compliance. The preclinical testing, manufacturing, labeling, distribution and promotion of the Company's products are subject to extensive government regulation by the Food and Drug Administration ("FDA") in the United States and comparable regulatory bodies in other countries. Noncompliance with the applicable regulatory requirements can lead to enforcement action which may result in, among other things, warning letters, fines, recall or seizure of products, total or partial suspension of production, refusal by governments to grant pre-market clearances and criminal prosecution. The process of obtaining marketing clearances can be time-consuming, and there can be no assurance that all necessary clearances will be granted to the Company with respect to new devices or that the process will not involve delays adversely affecting the marketing and sale of new devices. In the United States, even after regulatory clearance or approval to market a device is obtained from the FDA, the Company is subject to continuing FDA regulation. FDA approvals or clearances are required for certain changes to the labeling and marketing of medical devices. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices and environmental protection. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations. Unanticipated changes in existing regulatory requirements, failure of the Company to comply with such requirements or adoption of new requirements could have a material adverse effect on the Company's business.

Potential Impact of Healthcare Cost Containment Proposals on Profitability. Sales of a large portion of the Company's products depend to a significant extent on the availability of reimbursement to the Company's customers by government and private insurance plans. In recent years, the cost of healthcare has risen significantly, and there have been numerous proposals by legislatures, regulators and third party health care payers to curb these cost increases in the United States and Europe. Some of these proposals have involved limitations on the amount of reimbursement for specific surgical procedures. These proposals have been adopted in some cases. The Company is unable to predict the ultimate timing, scope or effect of any legislation concerning healthcare reform. Any legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for healthcare services and products and adversely affect the Company's business. In addition, hospitals and other healthcare providers have become increasingly cost sensitive. To date, the Company does not believe that such healthcare cost containment proposals have negatively affected the profitability or growth of its business; however, the Company is not able to predict the future effect of these proposals on its business.

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

Product Liability; Insurance. In recent years, physicians, hospitals, and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. The Company is currently involved in product liability litigation. (See Note 7 to the Consolidated Financial Statements.) There can be no assurance that additional claims will not be asserted against the Company in the future. A successful future claim or aggregation of future claims brought against the Company in excess of insurance coverage could have a material adverse effect upon the financial condition, results of operations and/or cash flows of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the reputation and business of the Company. The Company currently maintains liability insurance at coverage levels which it deems commercially reasonable. Historically, the Company has been required to call on its insurance for product liability claims, and assuming all amounts are paid by the insurance carriers, the Company will have exhausted its insurance coverage for the coverage year ended November 1995. There can be no assurance that the coverage limits of such insurance policies will be adequate or that all amounts will ultimately be collected from each insurer providing the applicable policy (See Part II - Other information, Item 1 Legal Proceedings - Insurance). Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all.

Increasing Competition. The medical device industry is subject to intense competition. The market for products designed to treat spinal conditions is highly competitive, and the Company expects competition to increase as a result of new entrants and consolidations. Accordingly, the Company's future success will depend in part on its ability to respond quickly to medical and technological change and user preferences through the development and introduction of new products that are of high quality and that address patient and surgeon requirements and, in part, on its ability to differentiate its mature products from those of its competitors. Worldwide, there are many firms producing spinal implant devices, and certain of the Company's competitors currently manufacture and sell interbody fusion cages that have received a Pre-Market Approval ("PMA") from the FDA. A number of these firms have greater financial, research and development, manufacturing and sales and marketing resources than the Company. The Company's inability to compete effectively against existing or future competitors would have a material adverse effect on its business, financial condition and results of operations.

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

Dependence On Suppliers. The Cortical Bone Dowel, a product the Company markets on behalf of Regeneration Technologies, Inc. ("RTI"), a subsidiary of the University of Florida Tissue Bank, is made of human bone tissue obtained from cadavers. RTI supplies significant amounts of such tissue pursuant to an exclusive agreement with the Company. There can be no assurance that the supply of bone tissue will continue to meet current demand, or that the Company, if required, will be able to locate alternative sources of human bone tissue on a timely and cost-effective basis. To date, constrained supply of human bone tissue has limited growth in this area. There can be no assurance that the RTI will meet the Company's future delivery requirements of human bone tissue. The inability to procure an adequate supply of such tissue could have a material adverse effect on the Company's business, financial condition and results of operations.

                          PART II -- OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The Company is involved from time to time in litigation on various matters which are routine to the conduct of this business, including product liability and intellectual property cases.

PRODUCT LIABILITY LITIGATION

Beginning in 1994, the Company and other spinal implant manufacturers were named as defendants in a number of product liability lawsuits brought in various federal and state courts around the country. These lawsuits allege that plaintiffs were injured by spinal implants manufactured by the Company and others. The essence of the plaintiff's claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of the Food and Drug Administration ("FDA") rules and regulations (governing marketing and labeling of medical devices), that pedicle fixation has not been proven safe and effective in the context of FDA labeling standards, that some or all of the spinal systems are defectively designed and manufactured and that plaintiffs have suffered a variety of injuries as a result of their physicians' use of such systems in pedicle fixation. The Company has also been named as a defendant in a number of lawsuits instituted by plaintiffs who have received spinal implants manufactured by other manufacturers and in which the Company is alleged to have participated in a conspiracy among doctors, manufacturers, hospitals, teaching institutions, professional societies and others to promote, in violation of applicable law, the use of spinal implants.

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

As of March 31, 1998, the claims of approximately 2,200 plaintiffs remain active in litigation against the Company. The majority of these plaintiffs filed their claims in 1995. A number of plaintiffs have failed to pursue their claims, and their claims have been dismissed without prejudice. The Company is also named as a defendant in lawsuits involving about 2,600 plaintiffs where the Company is alleged to have conspired with competitors and others, in violation of applicable law, to promote the use of spinal implant systems.

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

FEDERAL MULTIDISTRICT LITIGATION (MDL 1014)

On August 4, 1994, the Federal Judicial Panel for Multidistrict Litigation ordered all federal court lawsuits to be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Lawsuits filed in federal court after August 4, 1994 have also been transferred to and consolidated in the Multidistrict Litigation in the Eastern District of Pennsylvania. In addition, a number of lawsuits filed in state courts around the country were removed to federal courts and then transferred into the Multidistrict Litigation. On February 22, 1995, Chief Judge Emeritus, Louis C. Bechtle ("Judge Bechtle"), denied class certification. A large number of plaintiffs filed individual lawsuits as a result of the denial of class certification. In some instances, lawsuits that had been removed and transferred into the Multidistrict Litigation have been remanded to the state courts in which they were filed because there was no federal court jurisdiction. As of March 31, 1998, the Company is a defendant in approximately 920 individual claims and 1,065 conspiracy claims consolidated in the Multidistrict Litigation. On April 16, 1997, Judge Bechtle dismissed conspiracy claims alleging fraud on the FDA, but deferred the remaining conspiracy claims for later consideration by the federal trial courts to whom the cases will be remanded for trial.

Discovery has been completed in a number of the federal court cases and is continuing in the remainder. A small number of cases have been transferred to the federal courts in which they were filed for further proceedings and trial. Judge Bechtle has begun the process of transferring the remaining federal court cases to various federal courts throughout the United States. As of March 31, 1998, the Federal Judicial Panel on Multidistrict Litigation ordered the remand of approximately 210 cases to transferor courts for further proceedings. It is anticipated that the first federal court cases will be tried in 1998.

STATE COURT LITIGATION

A number of cases filed in state courts were not eligible for removal and transfer into the Multidistrict Litigation. As of March 31, 1998, there were approximately 1,800 individual claims pending against the Company in several courts around the country, principally in

Tennessee, Oklahoma, Texas and Pennsylvania. In addition, there were approximately 1,600 conspiracy claims pending in state courts.

Approximately 1,550 plaintiffs, who had joined together in several complaints which had been removed to the Multidistrict Litigation proceedings, have had their cases remanded to the state court in Memphis, Tennessee, where they were originally filed when it was determined that the federal court lacked jurisdiction over their claims. A number of plaintiffs have failed to pursue claims made on their behalf and their claims were dismissed without prejudice. As of March 31, 1998, the lawsuits of approximately 1,000 plaintiffs remain active in the litigation pending in Memphis, Tennessee. The presiding state court judge in Memphis has established a case management plan which calls for the preparation of eight representative cases for preparation and trial.

Discovery is proceeding in all remaining state court cases. Some state cases have been given trial dates in 1998. It is anticipated that a number of other state court cases around the country may be scheduled for trial in 1998, although delays in trial dates are common. The first case in Memphis against the Company is scheduled for trial in September, 1998.

ACROMED CORPORATION SETTLEMENT

In December 1996, AcroMed Corporation ("AcroMed"), a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiff's Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the settlement, AcroMed will establish a settlement fund consisting of $100 million in cash plus the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. By order dated October 17, 1997, Judge Bechtle certified the proposed settlement class and approved the proposed settlement. All appeals of Judge Bechtle's certification and approval order have been withdrawn. As a consequence of the class-certified settlement, all federal proceedings involving AcroMed devices have been stayed.

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

The Royal and Steadfast lawsuits are pending in the United States District Court for the Western District of Tennessee in Memphis. The Agricultural lawsuit is pending in the United States District Court for the Southern District of Ohio in Cincinnati. The Company believes that the receivables are recoverable under the terms of the Royal, Steadfast and Agricultural policies. The Company has filed an answer and counterclaim in the Royal litigation and a motion seeking the interim payment of the Company's defense costs. The Company has filed answers and counterclaims in the Steadfast and the Agricultural litigations. All three litigations are in the preliminary stages. The Company believes that Royal's, Steadfast's and Agricultural's claims are without merit and will defend against them vigorously.

As is common in the insurance industry, the Company's insurance policies covering product liability claims must be renewed annually. The Company has in force insurance coverage for product liability claims including orthopedic bone screw claims, subject to the terms, conditions and limits of the individual insurance policies. Except for a policy issued by Royal, the Company's insurance policies are reduced by the costs of defense. In some instances, the cost of defending these claims has been reimbursed by certain of the primary and excess insurance carriers. Although the Company has been able to obtain insurance relating to product liability claims at a cost and on other terms and conditions that are acceptable to the Company, there can be no assurance that in the future it will be able to do so.

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

While it is not possible to accurately predict the outcome of litigation, the amount of the accrual, which remained on the Company's consolidated balance sheet at March 31, 1998, represents the Company's best judgment of the probable reasonable costs (in excess of amount of insurance the Company believes are recoverable) to defend and conclude the lawsuits based on the facts and circumstances currently existing. The costs provided for in the accrued liability include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's defense and conclusion of these matters.

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

SECURITIES LAWS ACTIONS

Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in the United States District Court in Memphis, Tennessee. Four of the lawsuits purported to be class actions. All of the lawsuits were consolidated into one case in the United States District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleges that the defendants made false and misleading statements and failed to disclose material facts to the investing public and seeks money damages. The alleged securities law violations are based on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former U.S. distributor of Sofamor products, National Medical Specialties, Inc. ("NMS"). The allegations relating to illicit and illegitimate sales of product are, for the most part, copies from product liability complaints filed against the Company and other manufacturers currently being coordinated in improper sales related to one of the Company's selling programs which has been publicly disclosed since May 1991. The allegations concerning NMS relate to the termination of the NMS distribution agreement covering Sofamor products in the United States. On October 3, 1995, the United States District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. On August 14, 1997, the Court of Appeals affirmed the dismissal of the plaintiffs' complaint. The Court of Appeals denied the plaintiffs' request for reconsideration on October 9, 1997. The plaintiffs filed a petition for certiorari in the United States Supreme Court, which the Company opposed. The United States Supreme Court has denied the plaintiffs' petition for certiorari. The dismissal of the plaintiffs' case is now final.

INTERNAL REVENUE SERVICE DOCUMENT PRODUCTION

On April 29, 1998, the Internal Revenue Service (the "IRS") served the Company with a summons covering the 1993, 1994 and 1995 taxable years. Generally, the IRS is requiring the production of (i) documents supporting expenses incurred in connection with trips attended by physicians, (ii) documents relating to payments made to physicians for consulting, (iii) documents relating to stock options granted, royalty agreements and payments, fellowship grants/awards, scholarships and honorariums, (iv) a list of Company customers, (v) certain revenue information and (vi) a report with respect to governmental customers. While the scope of the document production is currently under review, it is the Company's intention to cooperate with the IRS in connection with this matter.

See Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Operating Results and Financial Condition--Product Liability; Insurance and Dependence on Patents and Proprietary Technology."

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


          a) Exhibit No.   Description
             -----------   -----------

               10.1 Stock Exchange Agreement dated January 26, 1998 among the Company and the Holders listed on the signature pages thereto. (Incorporated by reference from Amendment No. 2 to the Statement on Schedule 13D dated as of June 21, 1993 as filed by the Cotrel family with the Securities and Exchange Commission
                           (the "Commission") on January 29, 1998 with respect to the Company).

               10.2 Registration Rights Agreement dated January 26, 1998 among the Company and the Holders listed on the signature pages thereto. (Incorporated by reference from Amendment No. 2 to the Statement on Schedule 13D dated as of June 21, 1993 as filed by the Cotrel family with the Commission on January 29, 1998 with respect to the Company).

               27.1        Financial Data Schedule
                           (For SEC use only)

               27.2        Amended March 31, 1997 Financial Data Schedule
                           (For SEC use only)



          b) Reports on Form 8-K

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



                                          SOFAMOR DANEK GROUP, INC.
                                          -------------------------------------
                                                 (Registrant)


DATE:    May 12, 1998                    BY:  /s/ E.R. Pickard
      ---------------------                  ----------------------------------
                                              E.R. Pickard
                                              Chairman, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)


DATE:    May 12, 1998                    BY:  /s/ George G. Griffin, III
      ---------------------                  ----------------------------------
                                              George G. Griffin, III
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

                           SOFAMOR DANEK GROUP, INC.

                         QUARTERLY REPORT ON FORM 10-Q


                               INDEX TO EXHIBITS



          Exhibit No.      Description
          -----------      -----------

               10.1 Stock Exchange Agreement dated January 26, 1998 among the Company and the Holders listed on the signature pages thereto. (Incorporated by reference from Amendment No. 2 to the Statement on Schedule 13D dated as of June 21, 1993 as filed by the Cotrel family with the Commission on January 29, 1998 with respect to the Company).

               10.2 Registration Rights Agreement dated January 26, 1998 among the Company and the Holders listed on the signature pages thereto. (Incorporated by reference from Amendment No. 2 to the Statement on Schedule 13D dated as of June 21, 1993 as filed by the Cotrel family with the Commission on January 29, 1998 with respect to the Company).

               27.1        Financial Data Schedule
                           (For SEC use only)

               27.2        Amended March 31, 1997 Financial Data Schedule
                           (For SEC use only)
