Form 10-Q
period 1998-06-30
SOFAMOR DANEK GROUP INC
filed 1998-08-12
CIK 873730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                                 -----------------------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------    -----------------------

Commission File Number:    000-19168
                           -----------------------------------------------------

                            Sofamor Danek Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                                                35-1580052
-------------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)

1800 Pyramid Place, Memphis, Tennessee                               38132
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

26,735,114 shares of common stock outstanding as of June 30, 1998
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARES)

                                                                   JUNE 30,     DECEMBER 31,
                                                                    1998            1997
                                                                 -----------    ------------
ASSETS                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                    $  49,042       $   2,729
     Short-term investments                                          24,925              36
     Accounts receivable--trade, less allowance for
       doubtful accounts of $1,991 and $1,812 at June
       30, 1998 and December 31, 1997, respectively                  98,672          88,209
     Other receivables                                               32,888          29,374
     Inventories                                                     44,132          40,575
     Loaner set inventories                                          24,399          21,511
     Prepaid expenses                                                 5,970           6,061
     Prepaid income taxes                                            11,408           3,052
     Current deferred income taxes                                    5,845           8,013
                                                                  ---------       ---------
         Total current assets                                       297,281         199,560
Property, plant and equipment
     Land                                                             1,473           1,477
     Buildings                                                       11,060          10,905
     Machinery and equipment                                         39,580          35,677
     Automobiles                                                        947             759
                                                                  ---------       ---------
                                                                     53,060          48,818
     Less accumulated depreciation                                  (25,902)        (23,797)
                                                                  ---------       ---------
                                                                     27,158          25,021

Investments                                                             990             954
Intangible assets, net                                              101,866          97,048
Other assets                                                         31,689          31,649
Non-current deferred income taxes                                    42,388          31,425
                                                                  =========       =========
         Total assets                                             $ 501,372       $ 385,657
                                                                  =========       =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

                                                          JUNE 30,       DECEMBER 31,
                                                            1998             1997
                                                         -----------     ------------
LIABILITIES                                              (UNAUDITED)
Current liabilities:
     Notes payable and lines of credit                    $  14,688       $  11,731
     Current maturities of long-term debt                       525           7,586
     Current portion of product liability litigation         12,000           8,606
     Accounts payable                                         7,228           4,684
     Income taxes payable                                    16,728           2,473
     Accrued expenses                                        42,125          41,488
                                                          ---------       ---------
         Total current liabilities                           93,294          76,568

Long-term debt, less current maturities                      22,571          60,650
Product liability litigation, less current portion           21,757          33,970
Other long-term liabilities                                  25,729            --
Minority interest                                             4,523           3,171

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
     authorized, no shares outstanding
Common stock, no par value 150,000,000 shares
     authorized: 30,758,294 and 25,867,749 shares
     issued (including 4,023,180 and 685,908 shares
     held in treasury) at June 30, 1998 and December
     31, 1997, respectively
                                                            374,393          74,014
Retained earnings                                           165,307         154,828
Accumulated other comprehensive loss                         (4,747)         (4,294)
                                                          ---------       ---------
                                                            534,953         224,548
Less:
     Cost of common stock held in treasury                 (198,190)         (9,985)
     Stockholder notes receivable                            (3,265)         (3,265)
                                                          ---------       ---------
         Total stockholders' equity                         333,498         211,298
                                                          ---------       ---------
         Total liabilities and stockholders' equity       $ 501,372       $ 385,657
                                                          =========       =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                          FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                               ENDED JUNE 30,            ENDED JUNE 30,
                                            1998          1997         1998           1997
                                          --------     ---------     ---------     ---------
Revenues                                  $ 93,384     $  73,613     $ 181,837     $ 143,372

Cost of goods sold                          15,839        12,660        31,587        25,030
                                          --------     ---------     ---------     ---------

Gross profit                                77,545        60,953       150,250       118,342

Operating expenses:
   Selling, general and administrative      42,904        34,633        83,943        67,331
   Research and development                  7,156         4,767        13,390         9,497
   Special charges                          37,047          --          37,047          --
                                          --------     ---------     ---------     ---------
                                            87,107        39,400       134,380        76,828
                                          --------     ---------     ---------     ---------

Income (loss) from operations               (9,562)       21,553        15,870        41,514

Other income                                   428           179           674           255
Interest expense                              (670)       (1,515)       (1,805)       (2,691)
                                          --------     ---------     ---------     ---------
Income (loss) from operations before
   income taxes and minority interest       (9,804)       20,217        14,739        39,078
Income taxes                                (4,521)        5,863         2,833        11,333
                                          --------     ---------     ---------     ---------

Income (loss) before minority interest      (5,283)       14,354        11,906        27,745

Minority interest                              733           701         1,427         1,318
                                          --------     ---------     ---------     ---------

Net income (loss)                         $ (6,016)    $  13,653     $  10,479     $  26,427
                                          ========     =========     =========     =========

Net income (loss) per share - diluted     $  (0.23)    $    0.51     $    0.37     $    1.00
                                          ========     =========     =========     =========

Net income (loss) per share - basic       $  (0.23)    $    0.55     $    0.40     $    1.07
                                          ========     =========     =========     =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                              FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                               1998         1997
                                                             --------     --------
Cash flows from operating activities:

Net income                                                   $ 10,479     $ 26,427

Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Special charges                                          37,047         --
      Depreciation and amortization                             8,447        8,498
      Provision for doubtful accounts receivable                  214          295
      Deferred income taxes                                    (8,920)       1,018
      Loss (gain) on disposal of equipment                        285           (4)
      Minority interest                                         1,427        1,318
Changes in assets and liabilities:
   Accounts receivable                                        (11,665)      (8,674)
   Other receivables                                           (3,085)      (6,450)
   Inventories and loaner set inventories                      (7,290)     (22,720)
   Prepaid expenses                                               557        2,312
   Prepaid income taxes                                        (8,355)      (4,227)
   Other assets                                                  (112)        (667)
   Accounts payable                                             2,602        3,278
   Accrued income taxes                                         1,179       (3,499)
   Accrued expenses                                            (2,362)      (7,406)
   Product liability litigation                                (8,732)      (2,630)
                                                             --------     --------

      Net cash provided by (used by) operating activities      11,716      (13,131)
                                                             --------     --------

Cash flows from investing activities:
   Purchase of short-term investments                         (24,909)          (2)
   Proceeds from maturities of short-term investments              17           33



                   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                               1998          1997
                                                             ---------     --------
   Payments for purchase of property, plant and equipment       (6,536)      (4,420)
   Proceeds from sale of equipment                                  80           14
   Purchase of intangible assets                                (9,547)     (11,113)
   Increase in notes receivable, other                          (2,979)        (367)
   Repayments of notes receivable, other                         2,427           12
   Payments for investment                                        --           (133)
                                                             ---------     --------
      Net cash used by investing activities                    (41,447)     (15,976)
                                                             ---------     --------
Cash flows from financing activities:
   Increase in short-term borrowings                             3,772       36,287
   Proceeds from long-term debt                                 24,659          136
   Repayment of long-term debt and other obligations           (77,742)     (16,208)
   Proceeds from issuance of common stock                      126,124        9,797
   Cash paid in the SOFYC exchange                              (1,930)        --
   Capital contribution by minority shareholder                   --            148
                                                             ---------     --------
      Net cash provided by financing activities                 74,883       30,160
                                                             ---------     --------
Effect of exchange rate changes on cash                          1,161       (1,242)
                                                             ---------     --------
Increase (decrease) in cash and cash equivalents                46,313         (189)
Cash and cash equivalents, beginning of period                   2,729        2,830
                                                             ---------     --------
Cash and cash equivalents, end of period                     $  49,042     $  2,641
                                                             =========     ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Financial Statement Presentation

      The consolidated financial statements of Sofamor Danek Group, Inc. (the "Company") include the accounts of the Company and its subsidiaries over which it maintains control. The consolidated balance sheet as of June 30, 1998 and the consolidated statements of income and consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. Certain amounts for prior periods have been reclassified to conform with the presentation at June 30, 1998.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

2.    Special Charges

      During June 1998, the Company announced two strategic development and licensing agreements under which it acquired exclusive worldwide rights to new technology. In connection with these agreements, the Company recorded special charges of $37.0 million, representing the estimated present value of contractual payments to be made during the development and commercialization of these new technologies.

      In an agreement with Emory University ("Emory"), the Company acquired rights to provide proprietary biological products for use in bone growth, regeneration or repair and gene therapy applications. Upon the signing of this agreement, the Company paid Emory $4.0 million. Under the terms of this agreement, the Company also recorded a liability of $19.5 million which is expected to be disbursed throughout the development cycle. The Company will also pay Emory royalties on eventual product sales to customers. In order to market this product in the United States, clearance by the Food and Drug Administration ("FDA") will be necessary, which will require several years of clinical trials.

      In an agreement with Advanced Neuromodulation Systems, Inc. ("ANS"), the Company acquired rights to use, market and sell products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. The Company believes that the use of DBS can be expanded by combining DBS with the Company's existing StealthStation(TM) technology. Upon the signing of this agreement, the Company paid ANS $4.0 million. Under the terms of this agreement, the Company also recorded a liability of $9.5 million that is expected to be paid throughout the development cycle. ANS will also receive royalties when the Company ultimately sells the product to customers. In order to market the products in the United States, FDA clearance will be necessary, which will require clinical trials.

3.    Inventories and Loaner Set Inventories

      Net inventories and loaner set inventories consist of the following (in thousands):

      ------------------------------------------------------------------------
                                              June 30,         December 31,
                                                1998              1997
      ------------------------------------------------------------------------
        Finished goods                        $37,031            $35,029
        Work-in-process                         4,897              3,405
        Raw materials                           2,204              2,141
      ------------------------------------------------------------------------

        Net inventories                       $44,132            $40,575
      ------------------------------------------------------------------------

        Loaner set inventories, net           $24,399            $21,511
      ------------------------------------------------------------------------


4.    Income Taxes

      During the second quarter of 1998, as a result of the special charges discussed above, the Company recorded a tax benefit of $4.5 million. Excluding the impact of these charges, the Company's effective income tax rate would have been 31% compared with 29% for the prior year second quarter. The difference between the Company's effective and statutory tax rates for both 1998 and 1997 resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At June 30, 1998, the balance sheet of the Company reflected a net deferred tax asset of $48.2 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

      During the first six months of 1998 and 1997, charges in lieu of income taxes of $7.0 million and $3.5 million, respectively, were recorded by the Company as a result of certain common stock options being exercised and vesting of certain restricted common stock.

5.    Net Income Per Common Share

      The Company computes its earnings per share ("EPS") in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

      Potential common stock is in the form of stock options which have an effect on the diluted net income per common share calculations for the periods ended June 30, 1998 and 1997. Potential common stock also includes assumed converted debt securities. In computing diluted EPS, net income is adjusted by the amount of interest expense, net of taxes, from convertible debt which is assumed to have been converted for the diluted weighted average number of shares calculation. Potential common stock and interest expense on convertible debt are excluded from the EPS calculation for second quarter 1998 because the effect would be antidilutive.

      The following table presents information necessary to calculate diluted EPS for the periods ended June 30, 1998 and 1997 (in thousands):

     ------------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                       1998                  1997                  1998               1997
     ------------------------------------------------------------------------------------------------------
     Weighted average shares
         outstanding - Basic            26,516              24,674               26,005             24,594
     Shares equivalents                      -               1,840                2,512              1,812
     ------------------------------------------------------------------------------------------------------
     Weighted average shares
         outstanding - Diluted          26,516              26,514               28,517             26,406
     ------------------------------------------------------------------------------------------------------

6.    Comprehensive Income

      As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components within financial statements. The adoption of this statement had no impact on the Company's net income or stockholders' equity. Comprehensive income consists of all changes, including net income, in the Company's equity during a period, except those resulting from investments by, or distributions to, the Company's stockholders.

      Components of comprehensive income, net of related tax, for the periods ended June 30, 1998 and 1997, are as follows (in thousands):

-------------------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                     1998                1997                   1998             1997
-------------------------------------------------------------------------------------------------------
Net income (loss)                    ($6,016)           $13,653                $10,479         $26,427
Foreign currency translation
  adjustment                             533             (1,088)                  (453)         (4,375)
--------------------------------------------------------------------------------------------------------
Comprehensive income (loss)          ($5,483)           $12,565                $10,026         $22,052
--------------------------------------------------------------------------------------------------------


7.    Stock Exchange and Public Offering

      On January 26, 1998, the Company purchased all of the outstanding capital stock of SOFYC, S.A. ("SOFYC") for an aggregate of 2,806,080 privately placed shares of the Company's common stock, $1.0 million in cash (less certain expenses relating to the repurchase) and an agreement to repay certain outstanding loans of SOFYC equal to approximately $0.9 million (the "SOFYC Exchange"). In connection with the SOFYC Exchange, a foreign tax liability of $13.0 million was reflected at June 30, 1998, which represents an estimate of the tax the Company will incur upon retiring the shares owned by SOFYC. SOFYC, which was the personal holding company of the Cotrel family, owns 3,337,272 shares of the Company's Common Stock. As a result of the SOFYC Exchange, the outstanding shares of common stock of the Company were reduced by 531,192 shares. In connection with the transaction, certain registration rights were granted to the former SOFYC shareholders. In accordance with these rights, the Company filed a registration statement with the Securities and Exchange Commission related to a public offering on behalf of the former SOFYC shareholders of 1,600,000 of their 3,689,711 shares of Sofamor Danek common stock that they owned in aggregate. The registration also provided for a public offering of up to 1,200,000 shares of common stock to be sold by the Company for its own account. In addition, Sofamor Danek granted to the underwriters a maximum over-allotment option of 420,000 shares of common stock. The over-allotment option was exercised. The net proceeds received by the Company pursuant to the offering totaled $110.1 million. These proceeds were invested in cash equivalents and short-term investments and are carried at historical cost, which approximates fair value due to the short maturities of the securities.

8.    Commitments and Contingencies

      The Company is involved from time to time in litigation on various matters which include intellectual property, commercial affairs and product liability. Given the nature of the Company's business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot, because, among other things, of the very nature of litigation, the litigation process and its adversarial nature, and the jury system, be predicted.

      PRODUCT LIABILITY LITIGATION

      Beginning in 1994, the Company and other spinal implant manufacturers were named as defendants in a number of product liability lawsuits brought in various federal and state courts around the country. These lawsuits allege that plaintiffs were injured by spinal implants manufactured by the Company and others. Although the plaintiffs have advanced claims under many different legal theories, the essence of the plaintiff's claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of FDA rules and regulations (governing marketing and labeling of medical devices), that pedicle fixation has not been proven safe and effective in the context of FDA labeling standards, that some or all of the spinal systems are defectively designed and manufactured and that plaintiffs have suffered a variety of injuries as a result of their physicians' use of such systems in pedicle fixation. The Company has also been named as a defendant in a number of lawsuits instituted by plaintiffs who have received spinal implants manufactured by other manufacturers and in which the Company is alleged to have participated in a conspiracy among doctors, manufacturers, hospitals, teaching institutions, professional societies and others to promote, in violation of applicable law, the use of spinal implants.

      In a number of cases, plaintiffs have sought to proceed as representatives of classes of spinal implant recipients. All efforts to obtain class certification have been denied or withdrawn, except with respect to a class-action settlement entered into between the plaintiffs and another spinal implant manufacturer, AcroMed Corporation ("Acromed") (see below under the heading entitled "AcroMed Corporation Settlement"). Some plaintiffs have filed individual lawsuits, whereas other lawsuits list multiple plaintiffs and, in certain instances, multiple lawsuits have been filed on behalf of the same individual plaintiffs. Plaintiffs typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the court in which the case has been filed. A few suits also name as defendants various officers and directors of the Company.

      As of June 30, 1998, the claims of approximately 2,200 plaintiffs remain active in litigation against the Company. The majority of these plaintiffs filed their claims in 1995. A number of plaintiffs have failed to pursue their claims, and such claims have been dismissed without prejudice. The Company is also named as a defendant in lawsuits involving about 2,700 plaintiffs where the Company is alleged to have conspired with competitors and others, in violation of applicable law, to promote the use of spinal implant systems.

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

      FEDERAL MULTIDISTRICT LITIGATION (MDL 1014)

      On August 4, 1994, the Federal Judicial Panel for Multidistrict Litigation ordered all federal court lawsuits to be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Lawsuits filed in federal court after August 4, 1994 have also been transferred to and consolidated in the Multidistrict Litigation in the Eastern District of Pennsylvania. In addition, a number of lawsuits filed in state courts around the country were removed to federal courts and then transferred into the Multidistrict Litigation. On February 22, 1995, Chief Judge Emeritus, Louis C. Bechtle ("Judge Bechtle"), denied class certification. A large number of plaintiffs filed individual lawsuits as a result of the denial of class certification. In some instances, lawsuits that had been removed and transferred into the Multidistrict Litigation have been remanded to the state courts in which they were filed because there was no federal court jurisdiction. As of June 30, 1998, the Company is a defendant in approximately 850 individual claims and 1,000 conspiracy claims consolidated in the Multidistrict Litigation. On April 16, 1997, Judge Bechtle dismissed conspiracy claims alleging fraud on the FDA, but deferred the remaining conspiracy claims for later consideration by the federal trial courts to whom the cases will be remanded for trial.

      Discovery has been completed in a number of the federal court cases and is continuing in the remainder. A small number of cases have been transferred to the federal courts in which they were filed for further proceedings and trial. Judge Bechtle has begun the process of transferring the remaining federal court cases to various federal courts throughout the United States. As of June 30, 1998, the Federal Judicial Panel on Multidistrict Litigation ordered the remand of approximately 270 cases to transferor courts for further proceedings. It is anticipated that the first federal court cases will be tried in 1998.

      STATE COURT LITIGATION

      A number of cases filed in state courts were not eligible for removal and transfer into the Multidistrict Litigation. As of June 30, 1998, there were approximately 1,300 individual claims pending against the Company in several courts around the country, principally in Tennessee, Oklahoma, Texas and Pennsylvania. In addition, there were approximately 1,600 conspiracy claims pending in state courts.

      Approximately 1,550 plaintiffs, who had joined together in several complaints which had been removed to the Multidistrict Litigation proceedings, have had their cases remanded to the state court in Memphis, Tennessee, where they were originally filed when it was determined that the federal court lacked jurisdiction over their claims. A number of plaintiffs have failed to pursue claims made on their behalf and their claims were dismissed without prejudice. As of June 30, 1998, the lawsuits of approximately 1,100 plaintiffs remain active in the litigation pending in Memphis, Tennessee. The presiding state court judge in Memphis has established a case management plan which calls for the preparation of eight representative cases for preparation and trial. The first case in Memphis against the Company is scheduled for trial in September, 1998. It is anticipated that a number of other state court cases around the country will be scheduled for trial in 1998, although delays in trial dates are common.

      Discovery is proceeding in all remaining state court cases. In May, 1998, a jury in Houston, Texas rendered a verdict adverse to the Company in the amount of $0.4 million. The Company does not believe that that verdict was justified by the evidence. The Company intends to appeal.

      ACROMED CORPORATION SETTLEMENT

      In December 1996, AcroMed, a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiff's Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the settlement, AcroMed will establish a settlement fund consisting of $100 million in cash plus the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. By order dated October 17, 1997, Judge Bechtle certified the proposed settlement class and approved the proposed settlement. All appeals of Judge Bechtle's certification and approval order have been withdrawn. As a consequence of the class-certified settlement, all federal proceedings involving AcroMed devices have been stayed.

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

      The Royal and Steadfast lawsuits are pending in the United States District Court for the Western District of Tennessee in Memphis. The Agricultural lawsuit is pending in the United States District Court for the Southern District of Ohio in Cincinnati. The Company believes that the receivables are recoverable under the terms of the Royal, Steadfast and Agricultural policies. The Company has filed an answer and counterclaim in the Royal litigation and a motion seeking the interim payment of the Company's defense costs. The Company has filed answers and counterclaims in the Steadfast litigation and a motion to transfer the Agricultural litigation. These litigations are in the preliminary stages. The Company believes that Royal's, Steadfast's and Agricultural's claims are without merit and will defend against them vigorously.

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

      On January 6, 1997, the Company announced that its 1996 financial results would include a pre-tax charge of $50.0 million relating to costs associated with the product liability litigation described above. The charge, which was reflected in the Company's 1996 financial statements, covers the reasonable foreseeable costs that the Company was positioned in late December 1996 to estimate because the litigation had progressed and because changes in the fourth quarter of 1996 had occurred in facts and circumstances relating to the litigation. Among the changed facts and circumstances were the announcement of the AcroMed settlement described above, the likelihood that the litigation will continue for several years, in part, due to the additional financial resources provided to the plaintiff's attorneys as a result of the AcroMed settlement, the absence of AcroMed as a member of the joint defense group, the status of the Company's insurance described above and the continuing absence of dispositive rulings relating to the Company's defense motions.

      While it is not possible to accurately predict the outcome of litigation, the amount of the accrual, which remained on the Company's consolidated balance sheet at June 30, 1998, represents the Company's best judgment of the probable reasonable costs (in excess of amount of insurance the Company believes are recoverable) to defend and conclude the lawsuits based on the facts and circumstances currently existing. The costs provided for in the accrued liability include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's defense and conclusion of these matters.

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

      SECURITIES LAWS ACTIONS

      Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in the United States District Court in Memphis, Tennessee. Four of the lawsuits purported to be class actions. All of the lawsuits were consolidated into one case in the United States District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleged that the defendants made false and misleading statements and failed to disclose material facts to the investing public and sought money damages. The alleged securities law violations were based on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former U.S. distributor of Sofamor products, National Medical Specialties, Inc. The allegations relating to illicit and illegitimate sales of product were, for the most part, copies from product liability complaints filed against the Company and other manufacturers currently being coordinated in improper sales related to one of the Company's selling programs which has been publicly disclosed since May 1991. On October 3, 1995, the United States District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. On August 14, 1997, the Court of Appeals for the Sixth Circuit affirmed the dismissal of the plaintiffs' complaint. On May 4, 1998 the United States Supreme Court declined to review the plaintiffs' case. The dismissal of the plaintiffs' case is now final.

      INTERNAL REVENUE SERVICE DOCUMENT PRODUCTION

      On April 29, 1998, the Internal Revenue Service (the "IRS") served the Company with a summons covering the 1993, 1994 and 1995 taxable years. Generally, the IRS is requiring the production of (i) documents supporting expenses incurred in connection with trips attended by physicians, (ii) documents relating to payments made to physicians for consulting, (iii) documents relating to stock options granted, royalty agreements and payments, fellowship grants/awards, scholarships and honorariums, (iv) a list of Company customers, (v) certain revenue information and (vi) a report with respect to governmental customers. The Company is cooperating fully with the IRS in this matter.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

The following table sets forth for the periods indicated selected unaudited financial information, excluding special charges, expressed as a percentage of revenues and the period-to-period change in such information:

                                                                                                          PERIOD-TO-PERIOD
                                                                                                               CHANGE
                                                                                                     --------------------------
                                                                                                       THREE           SIX
                                                                                                       MONTHS         MONTHS
                                                                                                      JUNE 30,       JUNE 30,
                                                 THREE MONTHS                SIX MONTHS                 1998           1998
                                                 ENDED JUNE 30,             ENDED JUNE 30,               VS             VS
                                              1998          1997          1998          1997            1997           1997
                                           -----------   ----------     ----------    ----------     -----------    -----------
Revenues                                     100.0%        100.0%         100.0%        100.0%          26.9%          26.8%
Cost of goods sold                            17.0          17.2           17.4          17.5%          25.1           26.2
                                           ----------    ----------     ----------    ----------
Gross profit                                  83.0          82.8           82.6          82.5%          27.2           27.0
Operating expenses:
    Selling, general and administrative       45.9          47.0           46.1          47.0           23.9           24.7
    Research and development                   7.7           6.5            7.4           6.5           50.1           41.0
                                           ----------    ----------     ----------    ----------
Total operating expenses                      53.6          53.5           53.5          53.5           27.1           26.7
Income from operations                        29.4          29.3           29.1          29.0           27.5           27.5
Other income                                   0.5           0.2            0.4           0.2          139.1          164.3
Interest expense                              (0.7)         (2.0)          (1.0)         (1.9)         (55.8)         (32.9)
                                           ----------    ----------     ----------    ----------
Income from operations before income
   taxes and minority interest                29.2          27.5           28.5          27.3           34.8           32.5
Income taxes                                   9.1           8.0            8.7           7.9           44.0           39.4
                                           ----------    ----------     ----------    ----------
Income before minority interest               20.1          19.5           19.8          19.4           31.0           29.7
Minority interest                              0.8           1.0            0.8           1.0            4.6            8.3
                                           ----------    ----------     ----------    ----------
Net income                                    19.3%         18.5%          19.0%         18.4%          32.3%          30.8%
                                           ==========    ==========     ==========    ==========

RESULTS OF OPERATIONS*

For the second quarter and six months ended June 30, 1998, the Company reported record revenues of $93.4 million and $181.8 million, respectively, representing increases of 26.9% and 26.8% over the respective prior year periods. For the quarter, volume growth increased revenues by 28.2%. The Company's conversion of certain portions of its international distribution network to direct sales and other net pricing changes contributed a 3.8% increase. These factors were offset by changes in exchange rates, which negatively impacted second quarter revenues by 5.1%. For the six-month period, higher volume resulted in revenue growth of 27.8%, and pricing


---------------
* Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein (including, in particular, those discussed in Part II, Item 1, "Legal Proceedings") are forward-looking statements that involve risks and uncertainties, including (without limitation) the timely development and acceptance of new products, the impact of competitive products, the timely receipt of regulatory clearances required for new products, the regulation of the Company's products generally, the disposition of certain litigation involving the Company and certain other risks and uncertainties detailed from time to time in the Company's periodic reports (including the Annual Report on Form 10-K for the year ended December 31, 1997 and the Current Report on Form 8-K dated February 3, 1998) filed with the Securities and Exchange Commission.

changes increased revenues by 4.2%. The negative impact of exchange rate fluctuations for the six month period was 5.2%.

U.S. revenues grew to $65.7 million for the quarter ended June 30, 1998, a 34.4% increase from the same period in 1997. For the six month period, U.S. revenues increased to $127.4 million, representing growth of 31.2% from the prior year period. The Company believes the improvement in U.S. revenues is primarily the result of an increased number of instrumented fusions. This growth in the number of fusions has occurred, in part, due to the broad range of quality products provided by the Company to assist physicians in treating their patients.

Non-U.S. revenues advanced 12.0%, to $27.7 million, during second quarter 1998, when compared to second quarter 1997. The increase would have been 27.2% if exchange rates had been constant. For the six month period, international revenues increased to $54.4 million, an increase of 17.7% from 1997 levels. Ignoring the effect of changes in exchange rates, international revenues would have increased 33.8% over the prior year six month period. Higher volume was the primary source of the non-U.S. revenue growth in 1998 as compared with the same period of 1997. Non-U.S. revenue growth has also resulted in part from strengthening the Company's presence in key countries where direct sales operations have been established in recent years.

The Company's gross margin of 83.0% during the second quarter of 1998 increased slightly from 82.8% for the same period of 1997. For the six month period, the gross margin also increased slightly to 82.6% from 82.5%.

Selling, general and administrative expenses were 45.9% of revenues in the second quarter of 1998, compared with 47.0% during the same period of 1997. For the six-month period, these expenses represented 46.1% of revenues in 1998 versus 47.0% in 1997. Though total selling, general and administrative expenses have increased as the Company continues its rapid growth, these expenses, expressed as a percentage of revenues, have decreased as the Company has been able to leverage certain of its fixed costs over greater revenue volume.

Research and development expenses totaled $7.2 million, or 7.7% of revenues, for the second quarter of 1998, compared with $4.8 million, or 6.5% of revenues, for the second quarter of 1997. For the six-month periods, these expenses totaled $13.4 million and $9.5 million in 1998 and 1997, respectively. As a percentage of revenues, research and development increased to 7.4% in 1998 from 6.5% in 1997. The second quarter 1998 dollar spending represents an increase of 50.1% over the same period in 1997. These development and clinical costs are incurred as the Company continues to enhance existing product lines and develop new and complementary products, such as the interbody fusion devices, biological products for use in spinal applications, and products related to frameless stereotactic surgery in the spinal and neurological fields of use. These expenditures demonstrate the Company's continued commitment to producing product opportunities through the application of new medical technologies.

During June 1998, the Company announced two strategic development and licensing agreements under which it acquired exclusive worldwide rights to new technology. In connection with these agreements, the Company recorded special charges of $37.0 million, representing the estimated present value of contractual payments to be made during the development and commercialization of these technologies. Under the first agreement, with Emory, the Company acquired exclusive worldwide rights to provide proprietary biological products for use in bone growth, regeneration or repair and gene therapy applications. In order to market the products in the United States, FDA clearance will be required, which will require several years of clinical trials. Under the second agreement, with ANS, Sofamor Danek acquired exclusive worldwide rights to use, market and sell products and systems for use in the field of deep brain stimulation to certain areas of the brain. This treatment is intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. In order to market the products in the United States, FDA clearance will be necessary, which will require clinical trials.

The Company reported other income of $0.4 million for the quarter ended June 30, 1998, compared with $0.2 million for the same period in 1997. For the six-month period, other income increased to $0.7 million in the current year from $0.3 million in 1997. Improvements in both periods related principally to higher interest income on cash equivalents and short term investments generated from the first quarter public offering (see "Liquidity and Capital Resources" section). Interest expense for the second quarter of 1998 was $0.7 million compared with $1.5 million during the same period in 1997. For the six-month period, interest expense was $1.8 million in 1998, compared with expense of $2.7 million in 1997. These decreases were also related to the first quarter public offering, as the Company reduced its borrowings against credit facilities in March of 1998 after receiving the proceeds of its public offering.

During the second quarter of 1998, as a result of the special charges discussed above, the Company recorded a tax benefit of $4.5 million. Excluding the impact of these charges, the Company's effective income tax rate for second quarter 1998 would have been 31.0%, compared with 29.0% for the prior year second quarter. Tax rates for the six-month periods, excluding the impact of special charges, were 30.5% and 29.0% in 1998 and 1997, respectively. The primary difference between the Company's effective and statutory tax rates for both 1998 and 1997 results from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At June 30, 1998, the balance sheet of the Company reflected a net deferred tax asset of $48.2 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

On January 26, 1998, the Company purchased all of the outstanding capital stock of SOFYC, S.A. ("SOFYC") for an aggregate of 2,806,080 privately placed shares of the Company's common stock, $1.0 million in cash (less certain expenses relating to the repurchase) and an agreement to repay certain outstanding loans of SOFYC equal to approximately $0.9 million (the "SOFYC Exchange"). In connection with the SOFYC Exchange, a foreign tax liability of $13.0 million was reflected at June 30, 1998, which represents an estimate of the tax the Company will incur upon retiring the shares owned by SOFYC. SOFYC, which was the personal holding company of the Cotrel family, owns 3,337,272 shares of the Company's common Stock. As a result of the SOFYC Exchange, the outstanding shares of common stock of the Company were reduced by a net 531,192 shares. In connection with the transaction, certain registration rights were granted to the former SOFYC shareholders. In accordance with these rights, the Company filed a registration statement with the Securities and Exchange Commission related to a public offering on behalf of the former SOFYC shareholders of 1,600,000 of their 3,689,711 shares of Sofamor Danek common stock that they owned in the aggregate before the offering. The registration statement also provided for a public offering of up to 1,200,000 shares of common stock to be sold by the Company for its own account. In addition, Sofamor Danek granted to the underwriters a maximum over-allotment option of 420,000 shares of common stock. The over allotment option was exercised. The Company issued 1,620,000 shares and received net proceeds pursuant to the offering of $110.1 million. The Company invested these proceeds upon receipt and intends to use them for a variety of purposes as needed, including the repayment of outstanding borrowings, research and product development, capital expenditures, certain foreign taxes due in connection with the SOFYC transaction, acquisitions and working capital.

Cash generated from operations and the Company's revolving lines of credit are the principal ongoing sources of funding available for growth of the business, including working capital and additions to property, plant and equipment, as well as debt service requirements and required contractual payments. The Company believes that these sources of funding together with the proceeds from the public offering mentioned above will be sufficient to meet its expected cash needs for the foreseeable future. Cash, cash equivalents and short-term investments totaled $74.0 million at June 30, 1998, compared with $2.8 million at December 31, 1997.

The Company's working capital increased by $81.0 million during the six months ended June 30, 1998. The increase in working capital resulted primarily from the proceeds from the public offering, partially offset by the amounts used to repay long-term debt. Accounts receivable increased $10.5 million, or 11.9% from December 31, 1997, due to overall sales growth, combined with changes in the sales mix, both by product type and by territory. Inventories and loaner set inventories increased by $6.4 million or 10.4% from year-end, due in part to the production of new inventory items in preparation for their introduction, combined with overall corporate growth. Other receivables, which consist primarily of amounts recoverable from insurance carriers relating to the costs incurred in connection with product liability litigation, increased $3.5 million, or 12.0%, from year-end.

In connection with the Company's 1995 license agreement with Genetics Institute, the Company paid $7.5 million during the 1998 second quarter, representing the final payment due under the agreement.

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

Additions to property, plant and equipment during the first six months of 1998 were $6.5 million and related to capital asset expenditures necessary to support the Company's manufacturing and distribution operations. As a result of the Company's need of additional office and distribution space at its Memphis location, management recently entered into an agreement under which the Company will lease a new facility adjacent to its existing headquarters. This lease has an initial term of 10 years and will be accounted for as an operating lease. The Company began moving into the new facility during July 1998.

The Company has committed lines of credit totaling approximately $130 million. At June 30, 1998, $32.3 million was outstanding under these lines of credit and other short-term borrowings. The committed lines of credit consist primarily of the $100.0 million U.S. revolving lines of credit.

In 1996, the Internal Revenue Service began an examination of the Company's federal income tax returns. The years under examination are 1993, 1994 and 1995. Management believes that the resolution of any issues that may result from this examination will not have a significant impact on the Company's results of operations or financial condition. See Part II, Item 1, "Legal Proceedings-Internal Revenue Service Document Production."

The Company invests available funds in short-term investment grade instruments, including commercial paper, certificates of deposit and direct or guaranteed obligations of state and local governments or the United States of America. These short-term investments are available to fund the Company's working capital requirements and acquisitions of capital assets.

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Management has conducted an assessment of its exposure to disruption associated with the Year 2000 issue. The Company is currently in the process of implementing purchased software that will serve as an enterprise resource planning system providing enhanced productivity and customer service benefits in addition to mitigating potential consequences of the Year 2000 issue. The cost of the software license and the majority of the costs of implementation will be capitalized. Management expects the portion of this implementation related to Year 2000 issues to be completed in the first quarter of 1999. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications are not made, or are not completed in a timely manner, the Year 2000 issue could have an impact on the Company's ability to operate. The Company does not believe that the costs of addressing this issue will be material to the Company's operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

The Company's future operating results and financial condition are subject to risks and uncertainties, including (without limitation) the following matters:

Regulatory Clearances and Compliance. The preclinical testing, manufacturing, labeling, distribution and promotion of the Company's products are subject to extensive government regulation by the FDA in the United States and comparable regulatory bodies in other countries. Noncompliance with the applicable regulatory requirements can lead to enforcement actions which may result in, among other things, warning letters, fines, recalls or seizures of products, total or partial suspension of production, refusal by governments to grant pre-market clearances and criminal prosecution. The process of obtaining marketing clearances can be time-consuming, and there can be no assurance that all necessary clearances will be granted to the Company with respect to new devices or that the process will not involve delays adversely affecting the marketing and sale of new devices. In the United States, even after regulatory clearance or approval to market a device is obtained from the FDA, the Company is subject to continuing FDA regulation. FDA approvals or clearances are required for certain changes to the labeling and marketing of medical devices. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices and environmental protection. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations. Unanticipated changes in existing regulatory requirements, failure of the Company to comply with such requirements or adoption of new requirements could have a material adverse effect on the Company's business.

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

Product Liability; Insurance. In recent years, physicians, hospitals, and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. The Company is currently involved in product liability litigation. (See Note 8 to the Consolidated Financial Statements.) There can be no assurance that additional claims will not be asserted against the Company in the future. A successful future claim or aggregation of future claims brought against the Company in excess of insurance coverage could have a material adverse effect upon the financial condition, results of operations and/or cash flows of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the reputation and business of the Company. The Company currently maintains liability insurance at coverage levels which it deems commercially reasonable. Historically, the Company has been required to call on its insurance for product liability claims, and assuming all amounts are paid by the insurance carriers, the Company will have exhausted its insurance coverage for the coverage year ended November 1995. There can be no assurance that the coverage limits of such insurance policies will be adequate or that all amounts will ultimately be collected from each insurer providing the applicable policy (See Part II, Item 1, "Legal Proceedings - Insurance"). Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all.

Increasing Competition. The medical device industry is subject to intense competition. The market for products designed to treat spinal conditions is highly competitive, and the Company expects competition to increase as a result of new entrants and consolidations. Accordingly, the Company's future success will depend in part on its ability to respond quickly to medical and technological change and user preferences through the development and introduction of new products that are of high quality and that address patient and surgeon requirements and, in part, on its ability to differentiate its mature products from those of its competitors. Worldwide, there are many firms producing spinal implant devices, and certain of the Company's competitors currently manufacture and sell interbody fusion cages that have received a pre-market approval from the FDA. A number of these firms have greater financial, research and development, manufacturing and sales and marketing resources than the Company. The Company's inability to compete effectively against existing or future competitors would have a material adverse effect on its business, financial condition and results of operations.

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

Dependence On Suppliers. The Cortical Bone Dowel, a product the Company markets on behalf of Regeneration Technologies, Inc. ("RTI"), an affiliate of the University of Florida Tissue Bank, is made of human bone tissue obtained from cadavers. RTI supplies significant amounts of such tissue pursuant to an exclusive agreement with the Company. There can be no assurance that the supply of bone tissue will continue to meet current demand, or that the Company, if required, will be able to locate alternative sources of human bone tissue on a timely and cost-effective basis. To date, constrained supply of human bone tissue has limited growth in this area. There can be no assurance that the RTI will meet the Company's future delivery requirements of human bone tissue. The inability to procure an adequate supply of such tissue could have a material adverse effect on the Company's business, financial condition and results of operations.

                          PART II -- OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The Company is involved from time to time in litigation on various matters which include intellectual property, commercial affairs and product liability. Given the nature of the Company's business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot, because, among other things, of the very nature of litigation, the litigation process and its adversarial nature, and the jury system, be predicted.

PRODUCT LIABILITY LITIGATION

Beginning in 1994, the Company and other spinal implant manufacturers were named as defendants in a number of product liability lawsuits brought in various federal and state courts around the country. These lawsuits allege that plaintiffs were injured by spinal implants manufactured by the Company and others. Although the plaintiffs have advanced claims under many different legal theories, the essence of the plaintiff's claims appears to be that the Company (including Sofamor and its former U.S. distributor) marketed some of its spinal systems for pedicle fixation in contravention of Food and Drug Administration ("FDA") rules and regulations (governing marketing and labeling of medical devices), that pedicle fixation has not been proven safe and effective in the context of FDA labeling standards, that some or all of the spinal systems are defectively designed and manufactured and that plaintiffs have suffered a variety of injuries as a result of their physicians' use of such systems in pedicle fixation. The Company has also been named as a defendant in a number of lawsuits instituted by plaintiffs who have received spinal implants manufactured by other manufacturers and in which the Company is alleged to have participated in a conspiracy among doctors, manufacturers, hospitals, teaching institutions, professional societies and others to promote, in violation of applicable law, the use of spinal implants.

In a number of cases, plaintiffs have sought to proceed as representatives of classes of spinal implant recipients. All efforts to obtain class certification have been denied or withdrawn, except with respect to a class-action settlement entered into between the plaintiffs and another spinal implant manufacturer, AcroMed Corporation ("Acromed") (see below under the heading entitled "AcroMed Corporation Settlement"). Some plaintiffs have filed individual lawsuits, whereas other lawsuits list multiple plaintiffs and, in certain instances, multiple lawsuits have been filed on behalf of the same individual plaintiffs. Plaintiffs typically seek relief in the form of monetary damages, often in unspecified amounts. Many of the plaintiffs only allege as monetary damages an amount in excess of the jurisdictional minimum for the court in which the case has been filed. A few suits also name as defendants various officers and directors of the Company.

As of June 30, 1998, the claims of approximately 2,200 plaintiffs remain active in litigation against the Company. The majority of these plaintiffs filed their claims in 1995. A number of plaintiffs have failed to pursue their claims, and such claims have been dismissed without prejudice. The Company is also named as a defendant in lawsuits involving about 2,700 plaintiffs where the Company is alleged to have conspired with competitors and others, in violation of applicable law, to promote the use of spinal implant systems.

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

FEDERAL MULTIDISTRICT LITIGATION (MDL 1014)

On August 4, 1994, the Federal Judicial Panel for Multidistrict Litigation ordered all federal court lawsuits to be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Lawsuits filed in federal court after August 4, 1994 have also been transferred to and consolidated in the Multidistrict Litigation in the Eastern District of Pennsylvania. In addition, a number of lawsuits filed in state courts around the country were removed to federal courts and then transferred into the Multidistrict Litigation. On February 22, 1995, Chief Judge Emeritus, Louis C. Bechtle ("Judge Bechtle"), denied class certification. A large number of plaintiffs filed individual lawsuits as a result of the denial of class certification. In some instances, lawsuits that had been removed and transferred into the Multidistrict Litigation have been remanded to the state courts in which they were filed because there was no federal court jurisdiction. As of June 30, 1998, the Company is a defendant in approximately 850 individual claims and 1,000 conspiracy claims consolidated in the Multidistrict Litigation. On April 16, 1997, Judge Bechtle dismissed conspiracy claims alleging fraud on the FDA, but deferred the remaining conspiracy claims for later consideration by the federal trial courts to whom the cases will be remanded for trial.

Discovery has been completed in a number of the federal court cases and is continuing in the remainder. A small number of cases have been transferred to the federal courts in which they were filed for further proceedings and trial. Judge Bechtle has begun the process of transferring the remaining federal court cases to various federal courts throughout the United States. As of June 30, 1998, the Federal Judicial Panel on Multidistrict Litigation ordered the remand of approximately 270 cases to transferor courts for further proceedings. It is anticipated that the first federal court cases will be tried in 1998.

STATE COURT LITIGATION

A number of cases filed in state courts were not eligible for removal and transfer into the Multidistrict Litigation. As of June 30, 1998, there were approximately 1,300 individual claims pending against the Company in several courts around the country, principally in Tennessee, Oklahoma, Texas and Pennsylvania. In addition, there were approximately 1,600 conspiracy claims pending in state courts.

Approximately 1,550 plaintiffs, who had joined together in several complaints which had been removed to the Multidistrict Litigation proceedings, have had their cases remanded to the state court in Memphis, Tennessee, where they were originally filed when it was determined that the federal court lacked jurisdiction over their claims. A number of plaintiffs have failed to pursue claims made on their behalf and their claims were dismissed without prejudice. As of June 30, 1998, the lawsuits of approximately 1,100 plaintiffs remain active in the litigation pending in Memphis, Tennessee. The presiding state court judge in Memphis has established a case management plan which calls for the preparation of eight representative cases for preparation and trial. The first case in Memphis against the Company is scheduled for trial in September, 1998. It is anticipated that a number of other state court cases around the country will be scheduled for trial in 1998, although delays in trial dates are common.

Discovery is proceeding in all remaining state court cases. In May, 1998, a jury in Houston, Texas rendered a verdict adverse to the Company in the amount of $0.4 million. The Company does not believe that that verdict was justified by the evidence. The Company intends to appeal.

ACROMED CORPORATION SETTLEMENT

In December 1996, AcroMed, a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiff's Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the settlement, AcroMed will establish a settlement fund consisting of $100 million in cash plus the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. By order dated October 17, 1997, Judge Bechtle certified the proposed settlement class and approved the proposed settlement. All appeals of Judge Bechtle's certification and approval order have been withdrawn. As a consequence of the class-certified settlement, all federal proceedings involving AcroMed devices have been stayed.

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

The Royal and Steadfast lawsuits are pending in the United States District Court for the Western District of Tennessee in Memphis. The Agricultural lawsuit is pending in the United States District Court for the Southern District of Ohio in Cincinnati. The Company believes that the receivables are recoverable under the terms of the Royal, Steadfast and Agricultural policies. The Company has filed an answer and counterclaim in the Royal litigation and a motion seeking the interim payment of the Company's defense costs. The Company has filed answers and counterclaims in the Steadfast litigation and a motion to transfer the Agricultural litigation. These litigations are in the preliminary stages. The Company believes that Royal's, Steadfast's and Agricultural's claims are without merit and will defend against them vigorously.

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

On January 6, 1997, the Company announced that its 1996 financial results would include a pre-tax charge of $50.0 million relating to costs associated with the product liability litigation described above. The charge, which was reflected in the Company's 1996 financial statements, covers the reasonable foreseeable costs that the Company was positioned in late December 1996 to estimate because the litigation had progressed and because changes in the fourth quarter of 1996 had occurred in facts and circumstances relating to the litigation. Among the changed facts and circumstances were the announcement of the AcroMed settlement described above, the likelihood that the litigation will continue for several years, in part, due to the additional financial resources provided to the plaintiff's attorneys as a result of the AcroMed settlement, the absence of AcroMed as a member of the joint defense group, the status of the Company's insurance described above and the continuing absence of dispositive rulings relating to the Company's defense motions.

While it is not possible to accurately predict the outcome of litigation, the amount of the accrual, which remained on the Company's consolidated balance sheet at June 30, 1998, represents the Company's best judgment of the probable reasonable costs (in excess of amount of insurance the Company believes are recoverable) to defend and conclude the lawsuits based on the facts and circumstances currently existing. The costs provided for in the accrued liability include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's defense and conclusion of these matters.

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

SECURITIES LAWS ACTIONS

Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in the United States District Court in Memphis, Tennessee. Four of the lawsuits purported to be class actions. All of the lawsuits were consolidated into one case in the United States District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleged that the defendants made false and misleading statements and failed to disclose material facts to the investing public and sought money damages. The alleged securities law violations were based on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former U.S. distributor of Sofamor products, National Medical Specialties, Inc. The allegations relating to illicit and illegitimate sales of product were, for the most part, copies from product liability complaints filed against the Company and other manufacturers currently being coordinated in improper sales related to one of the Company's selling programs which has been publicly disclosed since May 1991. On October 3, 1995, the United States District Court Judge in Memphis dismissed with prejudice the entire case against the Company and each of the individual defendants. On August 14, 1997, the Court of Appeals for the Sixth Circuit affirmed the dismissal of the plaintiffs' complaint. On May 4, 1998 the United States Supreme Court declined to review the plaintiffs' case. The dismissal of the plaintiffs' case is now final.

INTERNAL REVENUE SERVICE DOCUMENT PRODUCTION

On April 29, 1998, the Internal Revenue Service (the "IRS") served the Company with a summons covering the 1993, 1994 and 1995 taxable years. Generally, the IRS is requiring the production of (i) documents supporting expenses incurred in connection with trips attended by physicians, (ii) documents relating to payments made to physicians for consulting, (iii) documents relating to stock options granted, royalty agreements and payments, fellowship grants/awards, scholarships and honorariums, (iv) a list of Company customers, (v) certain revenue information and (vi) a report with respect to governmental customers. The Company is cooperating fully with the IRS in this matter.

See Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Operating Results and Financial Condition--Product Liability; Insurance and Dependence on Patents and Proprietary Technology."

Item 4.    Submission of Matters to a Vote of Security Holders

           a) The Company's annual shareholders' meeting was held on May 20, 1998, to elect the directors of the Company for the ensuing year and to approve the Sofamor Danek Group, Inc. Long-Term Incentive Plan, as amended.

           b) The following directors were elected at the Annual Meeting of Shareholders:

                                                           For             Withheld
                                                       ----------          --------
                 E. R. Pickard                         23,554,209           423,406
                 James J. Gallogly                     23,559,437           418,178
                 L. D. Beard                           23,535,644           441,971
                 George W. Bryan, Sr.                  23,627,387           350,228
                 Robert A. Compton                     23,536,287           441,328
                 Yves Paul Cotrel, M.D.                23,586,741           390,874
                 Samuel F. Hulbert, Ph.D.              23,657,787           319,828
                 Marie-Helene Plais, M.D.              23,558,230           419,385
                 George F. Rapp, M.D.                  23,654,070           323,545

           c) The resolution passed was as follows:

              Act upon a proposal to approve the Sofamor Danek Group, Inc. Long-Term Incentive Plan, as amended.

                             For                      14,960,267
                             Against                   7,113,250
                             Abstain                      34,671
                             No Vote                   1,869,427

Item 5. OTHER INFORMATION

          If any shareholder intends to present a proposal for consideration at the 1999 Annual Meeting of Shareholders, such proposal must be received by the Company not later than December 1, 1998 to be eligible for inclusion in the Company's proxy statement and form of proxy for such meeting. Any proxy received by the Company in connection with the 1999 Annual Meeting of Shareholders may confer discretionary authority to vote on any shareholder proposal not received by the Company not earlier than February 19, 1999 or later than March 22, 1999, but if the first public announcement of the date of the 1999 Annual Meeting of Shareholders is later than March 22, 1999, then on the seventh day following that first public announcement. If the date of the 1999 Annual Meeting of Shareholders of the Company is changed by more than 30 days from the date of the 1998 Annual Meeting of Shareholders, then this change will be disclosed in the earliest possible Form 10-Q of the Company and any shareholder proposal to be presented at the 1999 Annual Meeting of Shareholders must be received by a reasonable time before the Company mails its proxy materials for the 1999 Annual Meeting of Shareholders.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibit No.       Description
             -----------       -----------
                 10.1          Second Amendment to Loan Agreement between SunTrust Bank,
                               Nashville, N.A., and Sofamor Danek Group, Inc. dated
                               July 22, 1997.

                 27.1          Financial Data Schedule
                               (For SEC use only)

                 27.2          Amended June 30, 1997 Financial Data
                               Schedule (For SEC use only)



             a)  Reports on Form 8-K

                 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SOFAMOR DANEK GROUP, INC.
                                         ---------------------------------------
                                                (Registrant)


DATE:    August 12, 1998                 BY:   /s/ E.R. Pickard
      ---------------------                    ---------------------------------
                                               E.R. Pickard
                                               Chairman, Chief Executive Officer
                                               and Director
                                               (Principal Executive Officer)


DATE:    August 12, 1998                 BY:   /s/ George G. Griffin, III
      ---------------------                    ---------------------------------
                                               George G. Griffin, III
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)

                            SOFAMOR DANEK GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                INDEX TO EXHIBITS

Exhibit Number         Description of Exhibit
--------------         ----------------------
      10.1             Second Amendment to Loan Agreement between SunTrust Bank,
                       Nashville, N.A., and Sofamor Danek Group, Inc. dated
                       July 22, 1997.

      27.1             Financial Data Schedule
                       (For SEC use only)

      27.2             Amended June 30, 1997 Financial Data Schedule
                       (For SEC use only)