Form 10-Q
period 1998-09-30
SOFAMOR DANEK GROUP INC
filed 1998-11-10
CIK 873730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998
                                  ----------------------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission File Number:    000-19168
                           -----------------------------------------------------

                            Sofamor Danek Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                                                           35-1580052
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)

1800 Pyramid Place, Memphis, Tennessee                          38132
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

26,913,994 shares of common stock outstanding as of September 30, 1998
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARES)

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     ------------     ------------
ASSETS                                                (UNAUDITED)
Current assets:
   Cash and cash equivalents                           $  70,132       $   2,729
   Short-term investments                                  9,535              36
   Accounts receivable--trade, less allowance for
     doubtful accounts of $2,395 and $1,812 at
     September 30, 1998 and December 31, 1997,
     respectively                                        108,027          88,209
   Other receivables                                      36,070          29,374
   Inventories                                            48,892          40,575
   Loaner set inventories                                 26,517          21,511
   Prepaid expenses                                        6,321           6,061
   Prepaid income taxes                                   12,337           3,052
   Current deferred income taxes                          13,239           8,013
                                                       ---------       ---------
         Total current assets                            331,070         199,560
Property, plant and equipment
     Land                                                  1,498           1,477
     Buildings                                            11,593          10,905
     Machinery and equipment                              44,155          35,677
     Automobiles                                           1,058             759
                                                       ---------       ---------
                                                          58,304          48,818
     Less accumulated depreciation                       (28,372)        (23,797)
                                                       ---------       ---------
                                                          29,932          25,021

Investments                                                1,397             954
Intangible assets, net                                   103,803          97,048
Other assets                                              33,225          31,649
Non-current deferred income taxes                         42,955          31,425
                                                       ---------       ---------
         Total assets                                  $ 542,382       $ 385,657
                                                       =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1998             1997
                                                         -----------     ------------
LIABILITIES                                              (UNAUDITED)
Current liabilities:
     Notes payable and lines of credit                    $  17,522       $  11,731
     Current maturities of long-term debt                       563           7,586
     Current portion of product liability litigation         14,500           8,606
     Accounts payable                                         8,909           4,684
     Income taxes payable                                    26,098           2,473
     Accrued expenses                                        48,275          41,488
                                                          ---------       ---------
         Total current liabilities                          115,867          76,568

Long-term debt, less current maturities                      18,067          60,650
Product liability litigation, less current portion           14,745          33,970
Other long-term liabilities                                  25,794              --
Minority interest                                             5,572           3,171

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
     authorized, no shares outstanding
Common stock, no par value, 150,000,000 shares
     authorized; 30,937,174 and 25,867,749 shares
     issued (including 4,023,180 and 685,908 shares
     held in treasury) at September 30, 1998 and
     December 31, 1997, respectively                        381,167          74,014
Retained earnings                                           184,051         154,828
Accumulated other comprehensive loss                         (1,426)         (4,294)
                                                          ---------       ---------
                                                            563,792         224,548
Less:
     Cost of common stock held in treasury                 (198,190)         (9,985)
     Stockholder notes receivable                            (3,265)         (3,265)
                                                          ---------       ---------
         Total stockholders' equity                         362,337         211,298
                                                          ---------       ---------
         Total liabilities and stockholders' equity       $ 542,382       $ 385,657
                                                          =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                              FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                               1998           1997            1998             1997
                                            ---------       ---------       ---------       ---------
Revenues                                    $ 101,846       $  78,006       $ 283,683       $ 221,378

Cost of goods sold                             20,044          14,631          51,631          39,661
                                            ---------       ---------       ---------       ---------

Gross profit                                   81,802          63,375         232,052         181,717

Operating expenses:
   Selling, general and administrative         45,410          35,321         129,353         102,652
   Research and development                     7,206           4,822          20,596          14,319
   Special charges                                 --              --          37,047              --
                                            ---------       ---------       ---------       ---------
                                               52,616          40,143         186,996         116,971
                                            ---------       ---------       ---------       ---------

Income from operations                         29,186          23,232          45,056          64,746

Other income (expense)                            589             (23)          1,263             232
Interest expense                               (1,184)         (1,530)         (2,989)         (4,221)
                                            ---------       ---------       ---------       ---------
Income from operations before
   income taxes and minority interest          28,591          21,679          43,330          60,757
Income taxes                                    8,720           6,613          11,553          17,946
                                            ---------       ---------       ---------       ---------

Income before minority interest                19,871          15,066          31,777          42,811

Minority interest                               1,127             662           2,554           1,980
                                            ---------       ---------       ---------       ---------

Net income                                  $  18,744       $  14,404       $  29,223       $  40,831
                                            =========       =========       =========       =========

Net income per share - diluted              $    0.64       $    0.54       $    1.02       $    1.54
                                            =========       =========       =========       =========

Net income per share - basic                $    0.70       $    0.58       $    1.11       $    1.65
                                            =========       =========       =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                               FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                                1998          1997
                                                              --------      --------
Cash flows from operating activities:

Net income                                                    $ 29,223      $ 40,831

Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Special charges                                           37,047            --
      Depreciation and amortization                             12,915        12,363
      Provision for doubtful accounts receivable                   562           393
      Deferred income taxes                                    (16,486)          556
      Loss (gain) on disposal of equipment                        (196)           11
      Equity (income) loss in unconsolidated affiliate              --          (108)
      Minority interest                                          2,554         1,980
Changes in assets and liabilities:
   Accounts receivable                                         (19,260)      (10,386)
   Other receivables                                            (6,324)       (9,342)
   Inventories and loaner set inventories                      (12,843)      (22,090)
   Prepaid expenses                                               (158)        1,759
   Prepaid income taxes                                         (9,273)       (8,498)
   Other assets                                                 (1,557)       (3,960)
   Accounts payable                                              3,990        (1,112)
   Accrued income taxes                                         10,370          (753)
   Accrued expenses                                             (5,093)         (907)
   Product liability litigation                                (13,246)       (4,901)
                                                              --------      --------

      Net cash provided by (used by) operating activities       12,225        (4,164)
                                                              --------      --------

Cash flows from investing activities:
   Purchase of short-term investments                           (9,498)           (2)
   Proceeds from maturities of short-term investments                6            33



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                               FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                                 1998          1997
                                                               --------      --------
   Payments for purchase of property, plant and equipment       (10,409)     $ (6,055)
   Proceeds from sale of equipment                                  994           404
   Purchase of intangible assets                                (13,175)      (14,471)
   Increase in notes receivable, other                           (4,700)         (844)
   Repayments of notes receivable, other                          4,423            56
   Payments for investment                                         (390)         (341)
                                                              ---------      --------
      Net cash used by investing activities                     (32,749)      (21,220)
                                                              ---------      --------
Cash flows from financing activities:
   Increase in short-term borrowings                              5,642        28,799
   Proceeds from long-term debt                                  42,134           174
   Repayment of long-term debt and other obligations            (91,755)      (16,250)
   Proceeds from issuance of common stock                       133,637        15,398
   Cash paid in the SOFYC exchange                               (1,930)           --
   Capital contribution by minority shareholder                      --           148
                                                              ---------      --------
      Net cash provided by financing activities                  87,728        28,269
                                                              ---------      --------
Effect of exchange rate changes on cash                             199          (162)
                                                              ---------      --------
Increase in cash and cash equivalents                            67,403         2,723
Cash and cash equivalents, beginning of period                    2,729         2,830
                                                              ---------      --------
Cash and cash equivalents, end of period                      $  70,132      $  5,553
                                                              =========      ========

Supplemental disclosure of non-cash financing activity:

     - During July, 1997, the Company renegotiated its $80,000 uncollateralized revolving line of credit. The revision extended maturity of this instrument to July 2000. As a result of this renegotiation, $65,028 was reclassified from a current liability to a long-term liability. This transaction is excluded from the above statements of cash flows.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Financial Statement Presentation

      The consolidated financial statements of Sofamor Danek Group, Inc. (the "Company") include the accounts of the Company and its subsidiaries over which it maintains control. The consolidated balance sheet as of September 30, 1998 and the consolidated statements of income and consolidated statements of cash flows for the periods ended September 30, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. Certain amounts for prior periods have been reclassified to conform with the presentation at September 30, 1998.

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

3.    Inventories and Loaner Set Inventories

      Net inventories and loaner set inventories consist of the following (in thousands):

      ----------------------------------------------------------------------------
                                       September 30, 1998        December 31, 1997
      ----------------------------------------------------------------------------
      Finished goods                          $41,417                  $35,029
      Work-in-process                           4,771                    3,405
      Raw materials                             2,704                    2,141
      ----------------------------------------------------------------------------

      Net inventories                         $48,892                  $40,575
      ----------------------------------------------------------------------------

      Loaner set inventories, net             $26,517                  $21,511
      ----------------------------------------------------------------------------



4.    Income Taxes

      The Company's effective income tax rate for the third quarter of 1998 was 30.5%, equal to the rate for the prior year third quarter. The difference between the Company's effective and statutory tax rates for both 1998 and 1997 resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At September 30, 1998, the balance sheet of the Company reflected a net deferred tax asset of $56.2 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

      During the first nine months of 1998 and 1997, charges in lieu of income taxes of $8.8 million and $5.6 million, respectively, were recorded by the Company as a result of certain common stock options being exercised.

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

      Potential common stock in the form of stock options have an effect on the diluted net income per common share calculations for the periods ended September 30, 1998 and 1997. Potential common stock also includes assumed converted debt securities. In computing diluted EPS, net income is adjusted by the amount of interest expense, net of taxes, from convertible debt which is assumed to have been converted for the diluted weighted average number of shares calculation.

      The following table presents information necessary to calculate diluted EPS for the periods ended September 30, 1998 and 1997 (in thousands):

   --------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                       1998          1997             1998          1997
   --------------------------------------------------------------------------------------
   Weighted average shares
       outstanding - Basic             26,822        24,898          26,281        24,695
   Shares equivalents                   2,490         1,979           2,535         1,872
   --------------------------------------------------------------------------------------
   Weighted average shares
       outstanding - Diluted           29,312        26,877          28,816        26,567
   --------------------------------------------------------------------------------------

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

      Components of comprehensive income, net of related tax, for the periods ended September 30, 1998 and 1997, are as follows (in thousands):

----------------------------------------------------------------------------------------
                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                    1998          1997           1998             1997
----------------------------------------------------------------------------------------
Net income                         $18,744       $14,404        $29,223         $40,831
Foreign currency translation
   adjustment                        3,321          (140)         2,868          (4,515)
----------------------------------------------------------------------------------------
Comprehensive income               $22,065       $14,264        $32,091         $36,316
----------------------------------------------------------------------------------------

7.    Stock Exchange and Public Offering

      On January 26, 1998, the Company purchased all of the outstanding capital stock of SOFYC, S.A. ("SOFYC") for an aggregate of 2,806,080 privately placed shares of the Company's common stock, $1.0 million in cash (less certain expenses relating to the repurchase) and an agreement to repay certain outstanding loans of SOFYC equal to approximately $0.9 million (the "SOFYC Exchange"). In connection with the SOFYC Exchange, a foreign tax liability of $13.0 million was reflected at September 30, 1998, which represents an estimate of the tax the Company will incur upon retiring the shares owned by SOFYC. SOFYC, which was the personal holding company of the Cotrel family, owns 3,337,272 shares of the Company's Common Stock. As a result of the SOFYC Exchange, the outstanding shares of common stock of the Company were reduced by 531,192 shares. In connection with the transaction, certain registration rights were granted to the former SOFYC shareholders. In accordance with these rights, the Company filed a registration statement with the Securities and Exchange Commission related to a public offering on behalf of the former SOFYC shareholders of 1,600,000 of their 3,689,711 shares of Sofamor Danek common stock that they owned in aggregate. The registration also provided for a public offering of up to 1,200,000 shares of common stock to be sold by the Company for its own account. In addition, Sofamor Danek granted to the underwriters a maximum over-allotment option of 420,000 shares of common stock. The over-allotment option was exercised. The net proceeds received by the Company pursuant to the offering totaled $110.1 million. These proceeds were invested in cash equivalents and short-term investments that are carried at historical cost, which approximates fair value due to the short maturities of the securities.

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

      Since the litigation began, over 1,000 plaintiffs have been dismissed. As of September 30, 1998, the claims of approximately 2,100 plaintiffs who received a product made by the Company remain active in litigation against the Company. The majority of these plaintiffs filed their claims in 1995. Of these, approximately 800 are in federal courts, and approximately 1,300 are in state courts. The Company is also named as a defendant in lawsuits involving about 1,950 plaintiffs (230 federal, 1,720 state) where the Company is alleged to have conspired with competitors and others, in violation of applicable law, to promote the use of spinal implant systems.

      The Company believes that it has meritorious defenses to these claims, including, without limitation, defenses based upon the failure of a cause of action to exist where no malfunction of the implant has occurred or the plaintiff has suffered no injury attributable to the Company's product, the expiration of the applicable statute of limitations and the learned intermediary defense. The company has asserted and will continue to assert these defenses primarily through the filing of dispositive motions. As of September 30, 1998, the Company has been awarded summary judgment in 42 cases and partial summary judgment in three cases. It has been denied summary judgment in three cases, and has 83 motions for summary judgment pending. The Company believes that all product liability lawsuits currently pending against it are without merit and it will continue to defend against them vigorously.

      FEDERAL MULTIDISTRICT LITIGATION (MDL 1014)

      On August 4, 1994, the Federal Judicial Panel on Multidistrict Litigation ordered all federal court lawsuits to be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Lawsuits filed in federal court after August 4, 1994 have also been transferred to and consolidated in the Multidistrict Litigation in the Eastern District of Pennsylvania. In addition, a number of lawsuits filed in state courts around the country were removed to federal courts and then transferred into the Multidistrict Litigation. On February 22, 1995, Chief Judge Emeritus Louis C. Bechtle ("Judge Bechtle") denied class certification. A large number of plaintiffs filed individual lawsuits as a result of the denial of class certification. In some instances, lawsuits that had been removed and transferred into the Multidistrict Litigation have been remanded to the state courts in which they were filed because there was no federal court jurisdiction. On April 16, 1997, Judge Bechtle dismissed all conspiracy claims alleging fraud on the FDA. On August 13, 1998, 870 conspiracy claims pending in the Multidistrict Litigation were dismissed. (The dismissal of these conspiracy claims is on appeal.) As of September 30, 1998, the Company remains a defendant in approximately 550 individual claims and 130 conspiracy claims still consolidated in the Multidistrict Litigation.

      FEDERAL REMANDED CASES

      Discovery has been completed in most of the federal court cases and is continuing in those that remain. Judge Bechtle has initiated the process of transferring or remanding the federal court cases to various federal courts throughout the United States. As of September 30, 1998, the Federal Judicial Panel on Multidistrict Litigation has ordered the remand of more than 300 cases to transferor courts for further proceedings. Cases involving more than 90 plaintiffs are currently pending remand. It is expected that the 550 remaining individual cases against the Company in the Multidistrict Litigation will be remanded over the next several months. The first federal court cases have been scheduled for trial in 1998, although these dates often change.

      STATE COURT LITIGATION

      As of September 30, 1998, there were approximately 1,300 individual claims pending against the Company in several state courts around the country, principally in Tennessee, Oklahoma, Texas and Pennsylvania. In additional, there were approximately 1,700 conspiracy claims pending in state courts. Of these individual claims, the lawsuits of approximately 1,100 plaintiffs are pending in Memphis, Tennessee. The presiding state court judge in Memphis established a case management plan, which selected eight representative cases for preparation and trial. Summary judgment in favor of the Company has been granted in seven of the eight representative cases. Those summary judgment decisions are on appeal. A motion for summary judgment is pending in the remaining representative case in Memphis against the Company.

      Discovery is proceeding in all remaining state court cases. A number of other state court cases around the country have been scheduled for trial in 1998, although delays in trial dates are common. In May, 1998, a jury in Houston, Texas rendered a verdict adverse to the Company in the amount of $0.4 million. The Company does not believe that that verdict was justified by the evidence and has appealed.


      ACROMED CORPORATION SETTLEMENT

      In December 1996, AcroMed, a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiffs' Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the settlement, AcroMed has established a settlement fund consisting of $100.0 million in cash plus the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. By order dated October 17, 1997, Judge Bechtle certified the proposed settlement class and approved the proposed settlement. All appeals of Judge Bechtle's certification and approval order have been withdrawn.

      INSURANCE

      Several insurance carriers have asserted reservation of rights concerning the scope and timing of the Company's insurance coverage available in connection with product liability litigation, but have not denied insurance coverage to the Company. Three of the carriers, Royal Surplus Lines Insurance Company ("Royal"), Steadfast Insurance Company ("Steadfast") and Agricultural Excess and Surplus Insurance Company ("Agricultural"), have each filed declaratory judgment actions against the Company seeking clarification of their rights and obligations, if any, under their respective policies. Neither Royal nor Agricultural has paid amounts due to the Company. Steadfast has paid only a portion of the amounts due to the Company.

      The Royal, Steadfast and Agricultural lawsuits are pending in the United States District Court for the Western District of Tennessee in Memphis. The Company believes that its receivables are recoverable under the terms of the Royal, Steadfast and Agricultural policies. The Company has filed an answer and counterclaim in the Royal litigation. In the Royal litigation a motion seeking the interim payment of the Company's defense costs was denied, but the court has scheduled a further hearing to determine whether the motion may be granted with respect to specific claims asserted against the Company. The Company has filed answers and counterclaims in the Steadfast litigation and intends to file answers and counterclaims in the Agricultural litigation. The Company believes that Royal's, Steadfast's and Agricultural's claims are without merit and will defend against them vigorously.

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

      On January 6, 1997, the Company announced that its 1996 financial results would include a pre-tax charge of $50.0 million relating to costs associated with the product liability litigation described above. The charge, which was reflected in the Company's 1996 financial statements, covers the reasonable foreseeable costs that the Company was positioned in late December 1996 to estimate because the litigation had progressed and because changes in the fourth quarter of 1996 had occurred in facts and circumstances relating to the litigation. Among the changed facts and circumstances were the announcement of the AcroMed settlement described above, the likelihood that the litigation will continue for several years, in part, due to the additional financial resources provided to the plaintiffs' attorneys as a result of the AcroMed settlement, the absence of AcroMed as a member of the joint defense group, the status of the Company's insurance described above and the continuing absence of dispositive rulings relating to the Company's defense motions.

      While it is not possible to accurately predict the outcome of litigation, the amount of the accrual, which remained on the Company's consolidated balance sheet at September 30, 1998, represents the Company's best judgment of the probable reasonable costs (in excess of the amount of insurance the Company believes is recoverable) to defend and conclude the lawsuits based on the facts and circumstances currently existing. The costs provided for in the accrued liability include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's defense and conclusion of these matters.

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

      SECURITIES LAWS ACTIONS

      Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in the United States District Court in Memphis, Tennessee. Four of the lawsuits purported to be class actions. All of the lawsuits were consolidated into one case in the United States District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleged that the defendants made false and misleading statements and failed to disclose material facts to the investing public and sought money damages. The alleged securities law violations were based on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former U.S. distributor of Sofamor products, National Medical Specialties, Inc. On October 3, 1995, the United States District Court Judge in Memphis dismissed, with prejudice, the entire case against the Company and each of the individual defendants. On August 14, 1997, the Court of Appeals for the Sixth Circuit affirmed the dismissal of the plaintiffs' complaint. On May 4, 1998 the United States Supreme Court declined to review the plaintiffs' case. The dismissal of the plaintiffs' case is now final.

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

9.    Subsequent Event

      On November 1, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Medtronic, Inc., a Minnesota corporation ("Medtronic"), and MSD Merger Corp., an Indiana corporation and wholly owned subsidiary of Medtronic ("Merger Subsidiary"), pursuant to which Medtronic will acquire the Company. Subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the "Merger") at the effective time of the Merger and the Company will become a wholly owned subsidiary of Medtronic. At the effective time of the Merger, each then outstanding share of Company common stock, other than shares to be cancelled in accordance with the Merger Agreement, will be converted into the right to receive shares of Medtronic common stock having a value of $115, as calculated in accordance with the Merger Agreement and subject to certain adjustments for certain changes in the average closing sales price of Medtronic common stock during a period prior to the vote of the Company's shareholders on the Merger. The Merger is subject to Company shareholder approval, regulatory approvals and other customary closing conditions. The transaction, expected to be completed in early 1999, will be accounted for as a tax-free pooling of interests.

      Also on November 1, 1998, the Company entered into a Stock Option Agreement with Medtronic pursuant to which the Company granted an option to Medtronic to purchase up to 5,366,478 shares of Company common stock at a price of $115 per share upon the occurrence of certain events related to termination of the Merger Agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth for the periods indicated selected unaudited financial information, excluding special charges, expressed as a percentage of revenues and the period-to-period change in such information:

                                                                                                        PERIOD-TO-PERIOD CHANGE
                                                                                                  --------------------------------
                                                                                                  THREE MONTHS       NINE MONTHS
                                                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                 THREE MONTHS                NINE MONTHS              1998              1998
                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,          VS                VS
                                               1998         1997           1998         1997          1997              1997
                                              ------       ------         ------       ------     ------------      -------------
Revenues                                       100.0%       100.0%         100.0%       100.0%        30.6%              28.1%
Cost of goods sold                              19.7         18.8           18.2         17.9         37.0               30.2
                                              ------       ------         ------      -------
Gross profit                                    80.3         81.2           81.8         82.1         29.1               27.7
Operating expenses:
    Selling, general and administrative         44.5         45.2           45.6         46.4         28.6               26.0
    Research and development                     7.1          6.2            7.3          6.5         49.4               43.8
                                              ------       ------         ------      -------
Total operating expenses                        51.6         51.4           52.9         52.9         31.1               28.2
Income from operations                          28.7         29.8           28.9         29.2         25.6               26.8
Other income                                     0.6          --             0.4          0.1        N/M                N/M
Interest expense                                (1.2)        (2.0)          (1.0)        (1.9)       (22.6)             (29.2)
                                              ------       ------         ------      -------
Income from operations before income
   taxes and minority interest                  28.1         27.8           28.3         27.4         31.9               32.3
Income taxes                                     8.6          8.5            8.6          8.1         31.9               36.6
                                              ------       ------         ------      -------
Income before minority interest                 19.5         19.3           19.7         19.3         31.9               30.5
Minority interest                                1.1          0.8            0.9          0.9         70.2               29.0
                                              ------       ------         ------      -------
Net income                                      18.4%        18.5%          18.8%        18.4%        30.1%              30.5%
                                              ======       ======         ======      =======

RESULTS OF OPERATIONS*

For the third quarter and nine months ended September 30, 1998, the Company reported record revenues of $101.8 million and $283.7 million, respectively, representing increases of 30.6% and 28.1% over the respective prior year periods. For the quarter, volume growth increased revenues by 32.4% and net pricing changes contributed a 3.2% increase. These factors were offset by changes in exchange rates, which negatively impacted third quarter revenues by 5.0%. For the nine month period, higher volume resulted in revenue growth of 29.4%, and pricing changes


-------------
* Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein (including, in particular, those discussed in Part II, Item 1, "Legal Proceedings") are forward-looking statements that involve risks and uncertainties, including (without limitation) the timely development and acceptance of new products, the impact of competitive products, the timely receipt of regulatory clearances required for new products, the regulation of the Company's products generally, the disposition of certain litigation involving the Company and certain other risks and uncertainties detailed from time to time in the Company's periodic reports (including the Annual Report on Form 10-K for the year ended December 31, 1997 and the Current Report on Form 8-K dated February 3, 1998) filed with the Securities and Exchange Commission.

increased revenues by 3.8%. The negative impact of exchange rate fluctuations for the nine month period was 5.1%.

U.S. revenues grew to $71.2 million for the quarter ended September 30, 1998, a 35.2% increase from the same period in 1997. For the nine month period, U.S. revenues increased to $198.7 million, representing growth of 32.6% from the prior year period. The Company believes the improvement in U.S. revenues is primarily the result of an increased number of instrumented fusions. This growth in the number of fusions has occurred, in part, due to the broad range of quality products provided by the Company to assist physicians in treating their patients.

Non-U.S. revenues advanced 20.9%, to $30.6 million, during third quarter 1998, when compared to third quarter 1997. The increase would have been 36.3% if exchange rates had been constant. For the nine month period, international revenues increased to $85.0 million, an increase of 18.8% from 1997 levels. Ignoring the effect of changes in exchange rates, international revenues would have increased 34.7% over the prior year nine month period. Higher volume was the primary source of the non-U.S. revenue growth in 1998 as compared with the same period of 1997. Non-U.S. revenue growth has also resulted in part from strengthening the Company's presence in key countries where direct sales operations have been established in recent years.

The Company's gross margin of 80.3% during the third quarter of 1998 decreased slightly from 81.2% for the same period of 1997. For the nine month period, the 1998 gross margin decreased 0.3 points to 81.8%. The decrease in margins resulted primarily from third quarter 1998 low-margin sales of excess inventory in certain international areas.

Selling, general and administrative expenses were 44.5% of revenues in the third quarter of 1998, compared with 45.2% during the same period of 1997. For the nine month period, these expenses represented 45.6% of revenues in 1998 versus 46.4% in 1997. Though total selling, general and administrative expenses have increased as the Company continues its rapid growth, these expenses, expressed as a percentage of revenues, have decreased as the Company has been able to leverage certain of its fixed costs over a larger revenue base.

Research and development expenses totaled $7.2 million, or 7.1% of revenues, for the third quarter of 1998, compared with $4.8 million, or 6.2% of revenues, for the third quarter of 1997. For the nine month periods, these expenses totaled $20.6 million and $14.3 million in 1998 and 1997, respectively. As a percentage of revenues, research and development increased to 7.3% in 1998 from 6.5% in 1997. The third quarter 1998 dollar spending represents an increase of 49.4% over the same period in 1997. These development and clinical costs are incurred as the Company continues to enhance existing product lines and develop new and complementary products, such as the interbody fusion devices, biological products for use in spinal applications, and products related to frameless stereotactic surgery in the spinal and neurological fields of use. These expenditures demonstrate the Company's continued commitment to producing product opportunities through the application of new medical technologies.

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

The Company reported other income of $0.6 million for the quarter ended September 30, 1998, compared with a small expense for the same period in 1997. For the nine month period, other income increased to $1.3 million in the current year from $0.2 million in 1997. Improvements in both periods related principally to higher interest income on cash equivalents and short term investments purchased with proceeds from the first quarter public offering (see "Liquidity and Capital Resources" section). Interest expense for the third quarter of 1998 was $1.2 million, compared with $1.5 million during the same period in 1997. For the nine month period, interest expense was $3.0 million in 1998, compared with expense of $4.2 million in 1997. These decreases were also related primarily to the first quarter public offering, as the Company reduced its borrowings against credit facilities in March of 1998 after receiving the proceeds of its public offering. Partially offsetting the lower credit facility was the imputed interest, beginning in July 1998, on the net present value of the accrued contractual payments due under the Emory and ANS agreements.

The Company's effective income tax rate for third quarter 1998 was 30.5%, equal to the rate for the prior year third quarter. Tax rates for the nine month periods, excluding the impact of special charges, were 30.5% and 29.5% in 1998 and 1997, respectively. The primary difference between the Company's effective and statutory tax rates for both 1998 and 1997 results from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At September 30, 1998, the balance sheet of the Company reflected a net deferred tax asset of $56.2 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

On January 26, 1998, the Company purchased all of the outstanding capital stock of SOFYC, S.A. ("SOFYC") for an aggregate of 2,806,080 privately placed shares of the Company's common stock, $1.0 million in cash (less certain expenses relating to the repurchase) and an agreement to repay certain outstanding loans of SOFYC equal to approximately $0.9 million (the "SOFYC Exchange"). In connection with the SOFYC Exchange, a foreign tax liability of $13.0 million was reflected at September 30, 1998, which represents an estimate of the tax the Company will incur upon retiring the shares owned by SOFYC. SOFYC, which was the personal holding company of the Cotrel family, owns 3,337,272 shares of the Company's common Stock. As a result of the SOFYC Exchange, the outstanding shares of common stock of the Company were reduced by a net 531,192 shares. In connection with the transaction, certain registration rights were granted to the former SOFYC shareholders. In accordance with these rights, the Company filed a registration statement with the Securities and Exchange Commission related to a public offering on behalf of the former SOFYC shareholders of 1,600,000 of their 3,689,711 shares of Sofamor Danek common stock that they owned in the aggregate before the offering. The registration statement also provided for a public offering of up to 1,200,000 shares of common stock to be sold by the Company for its own account. In addition, Sofamor Danek granted to the underwriters a maximum over-allotment option of 420,000 shares of common stock. The over allotment option was exercised. The Company issued 1,620,000 shares and received net proceeds pursuant to the offering of $110.1 million. The Company invested these proceeds upon receipt and intends to use them for a variety of purposes as needed, including the repayment of outstanding borrowings, research and product development, capital expenditures, certain foreign taxes due in connection with the SOFYC transaction, acquisitions and working capital.

Cash generated from operations and the Company's revolving lines of credit are the principal ongoing sources of funding available for growth of the business, including working capital and additions to property, plant and equipment, as well as debt service requirements and required contractual payments. The Company believes that these sources of funding together with the proceeds from the public offering mentioned above will be sufficient to meet its expected cash needs for the foreseeable future. Cash, cash equivalents and short-term investments totaled $79.7 million at September 30, 1998, compared with $2.8 million at December 31, 1997.

The Company's working capital increased by $92.2 million during the nine months ended September 30, 1998. The increase in working capital resulted primarily from the proceeds from the public offering, partially offset by the amounts used to repay long-term debt. Accounts receivable increased $19.8 million, or 22.5% from December 31, 1997, due to overall sales growth, combined with changes in the sales mix, both by product type and by geographic area. Inventories and loaner set inventories increased by $13.3 million or 21.5% from year-end, due in part to the production of new inventory items in preparation for their introduction, combined with increased demand for the Company's products. Working capital was not significantly impacted by changes related to product liability litigation. Other receivables, which consist primarily of amounts recoverable from insurance carriers relating to the costs incurred in connection with product liability litigation, and the current portion of product liability litigation, representing the estimated payments to be made over the next year, increased $6.7 million and $6.0 million respectively, practically offsetting one another.

In connection with the Company's 1995 license agreement with Genetics Institute, the Company paid $7.5 million during June 1998, representing the final payment due under the agreement. Income taxes payable increased $23.6 million from year end. In addition to the $13.0 million accrual related to the SOFYC transaction, taxes payable have increased due to higher income and timing of estimated payments.

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

Additions to property, plant and equipment during the first nine months of 1998 were $10.4 million and related to capital asset expenditures necessary to support the Company's manufacturing and distribution operations. As a result of the Company's need of additional office and distribution space at its Memphis location, management recently entered into an agreement under which the Company is leasing a new facility adjacent to its existing headquarters. This lease has an initial term of 10 years and is being accounted for as an operating lease. The Company moved into the new facility during third quarter 1998.

The Company has committed lines of credit totaling approximately $130.0 million. At September 30, 1998, $25.8 million was outstanding under these lines of credit and other short-term borrowings. The committed lines of credit consist primarily of the $100.0 million U.S. revolving lines of credit.

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

PROPOSED MERGER

On November 1, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Medtronic, Inc., a Minnesota corporation ("Medtronic"), and MSD Merger Corp., an Indiana corporation and wholly owned subsidiary of Medtronic ("Merger Subsidiary"), pursuant to which Medtronic will acquire the Company. Subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the "Merger") at the effective time of the Merger and the Company will become a wholly owned subsidiary of Medtronic. At the effective time of the Merger, each then outstanding share of Company common stock, other than shares to be cancelled in accordance with the Merger Agreement, will be converted into the right to receive shares of Medtronic common stock having a value of $115, as calculated in accordance with the Merger Agreement and subject to certain adjustments for certain changes in the average closing sales price of Medtronic common stock during a period prior to the vote of the Company's shareholders on the Merger. The Merger is subject to Company shareholder approval, regulatory approvals and other customary closing conditions. The transaction, expected to be completed in early 1999, will be accounted for as a tax-free pooling of interests.

Also on November 1, 1998, the Company entered into a Stock Option Agreement with Medtronic pursuant to which the Company granted an option to Medtronic to purchase up to 5,366,478 shares of Company common stock at a price of $115 per share upon the occurrence of certain events related to termination of the Merger Agreement.

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

Product Liability; Insurance. In recent years, physicians, hospitals, and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. The Company is currently involved in product liability litigation. (See Note 8 to the Consolidated Financial Statements.) There can be no assurance that additional claims will not be asserted against the Company in the future. A successful future claim or aggregation of future claims brought against the Company in excess of insurance coverage could have a material adverse effect upon the financial condition, results of operations and/or cash flows of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the reputation and business of the Company. The Company currently maintains liability insurance at coverage levels which it deems commercially reasonable. Historically, the Company has been required to call on its insurance for product liability claims, and assuming all amounts are paid by the insurance carriers, the Company will have exhausted its insurance coverage for the coverage year ended November 1995. There can be no assurance that the coverage limits of such insurance policies will be adequate or that all amounts will ultimately be collected from each insurer providing the applicable policy (See Part II, Item 1, "Legal Proceedings -- Insurance"). Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all.

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

Year 2000. The "Year 2000" issue is the result of computers being designed to use two digits rather than four to define the applicable year. Any computer hardware or software, or other systems which are operated using embedded computer chips, may contain time-sensitive programs that recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Sofamor Danek Group, Inc. and its subsidiaries are assessing their readiness for the arrival of the Year 2000, and the related risks of business interruption as a result of the Year 2000 issue. This assessment includes a review of the Company's computer hardware, computer software, and other electronic systems which use embedded chips to operate. The Company believes that it is reviewing all of its systems and equipment which could materially impact operations if not Year 2000 compliant. In some cases, this assessment includes representations from the makers of hardware and software that their products are Year 2000 compliant. Based on its analysis to date, as well as representations from others, the Company believes that steps it is taking will result in its computer-based systems being fully capable of operating upon the arrival of the year 2000.

At this point, the Company believes that all of its computer hardware is Year 2000 compliant, and that the majority of its current software is Year 2000 compliant. Several subsidiaries within the Company's international division use software packages that are not currently Year 2000 compliant. The Company expects to bring these subsidiaries into compliance through the worldwide installation of a comprehensive software package, which will contain integrated general ledger, customer and sales, inventory, accounts payable, human resource and other information. This software is Year 2000 compliant and will be installed at operating locations beginning in first quarter 1999, with installation priority given to those subsidiaries which are not currently Year 2000 compliant. Although the installation of this software will result in worldwide Year 2000 compliance, this project is being done in the ordinary course of business and not as a solution for the Year 2000 issue, as the installation also offers various enhancements to productivity and customer service. The cost of purchasing and installing this software is expected to be approximately $8.0 million, and the majority of these costs will be capitalized. Should the installation of this software be delayed, the Company feels that it has in place adequate contingency plans to accommodate the arrival of the Year 2000. Where possible, international subsidiaries are being upgraded to Year 2000 compliant versions of their current software. In cases where this is not possible, the Company would implement short-term solutions using alternative software applications that are Year 2000 compliant.

In an effort to determine the third-party impact on the Company, the Company is also in the process of surveying its key vendors and customers regarding their own Year 2000 readiness. This survey process is expected to be complete by the end of the year. The Company has no customers that are individually material to its reported revenues. Additionally, the Company does not anticipate that noncompliance by its customers would preclude it from transacting sales with them. The majority of the Company's vendors are not critical to its business and, in the event of their noncompliance, the Company could easily locate alternative products from compliant vendors. The Company is focusing its vendor survey efforts on suppliers of raw materials that are an integral part of its manufacturing process. In management's opinion, the inability to procure these items would have the greatest impact on the Company's operations.

Though the third-party survey process is not yet complete, the Company expects no business interruptions and no material impact on its business due to noncompliance by third parties with whom it has relationships.

A subsidiary of the Company, Surgical Navigation Technologies, Inc. (SNT), produces and sells image guided surgical navigation systems that are used in cranial and spinal surgery. All SNT products are Year 2000 compliant and have been since the products' inception.

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

Since the litigation began, over 1,000 plaintiffs have been dismissed. As of September 30, 1998, the claims of approximately 2,100 plaintiffs who received a product made by the Company remain active in litigation against the Company. The majority of these plaintiffs filed their claims in 1995. Of these, approximately 800 are in federal courts, and approximately 1,300 are in state courts. The Company is also named as a defendant in lawsuits involving about 1,950 plaintiffs (230 federal, 1,720 state) where the Company is alleged to have conspired with competitors and others, in violation of applicable law, to promote the use of spinal implant systems.

The Company believes that it has meritorious defenses to these claims, including, without limitation, defenses based upon the failure of a cause of action to exist where no malfunction of the implant has occurred or the plaintiff has suffered no injury attributable to the Company's product, the expiration of the applicable statute of limitations and the learned intermediary defense. The company has asserted and will continue to assert these defenses primarily through the filing of dispositive motions. As of September 30, 1998, the Company has been awarded summary judgment in 42 cases and partial summary judgment in three cases. It has been denied summary judgment in three cases, and has 83 motions for summary judgment pending. The Company believes that all product liability lawsuits currently pending against it are without merit and it will continue to defend against them vigorously.

FEDERAL MULTIDISTRICT LITIGATION (MDL 1014)

On August 4, 1994, the Federal Judicial Panel on Multidistrict Litigation ordered all federal court lawsuits to be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia (the "Multidistrict Litigation"). Lawsuits filed in federal court after August 4, 1994 have also been transferred to and consolidated in the Multidistrict Litigation in the Eastern District of Pennsylvania. In addition, a number of lawsuits filed in state courts around the country were removed to federal courts and then transferred into the Multidistrict Litigation. On February 22, 1995, Chief Judge Emeritus Louis C. Bechtle ("Judge Bechtle") denied class certification. A large number of plaintiffs filed individual lawsuits as a result of the denial of class certification. In some instances, lawsuits that had been removed and transferred into the Multidistrict Litigation have been remanded to the state courts in which they were filed because there was no federal court jurisdiction. On April 16, 1997, Judge Bechtle dismissed all conspiracy claims alleging fraud on the FDA. On August 13, 1998, 870 conspiracy claims pending in the Multidistrict Litigation were dismissed. (The dismissal of these conspiracy claims is on appeal.) As of September 30, 1998, the Company remains a defendant in approximately 550 individual claims and 130 conspiracy claims still consolidated in the Multidistrict Litigation.

FEDERAL REMANDED CASES

Discovery has been completed in most of the federal court cases and is continuing in those that remain. Judge Bechtle has initiated the process of transferring or remanding the federal court cases to various federal courts throughout the United States. As of September 30, 1998, the Federal Judicial Panel on Multidistrict Litigation has ordered the remand of more than 300 cases to transferor courts for further proceedings. Cases involving more than 90 plaintiffs are currently pending remand. It is expected that the 550 remaining individual cases against the Company in the Multidistrict Litigation will be remanded over the next several months. The first federal court cases have been scheduled for trial in 1998, although these dates often change.

STATE COURT LITIGATION

As of September 30, 1998, there were approximately 1,300 individual claims pending against the Company in several state courts around the country, principally in Tennessee, Oklahoma, Texas and Pennsylvania. In additional, there were approximately 1,700 conspiracy claims pending in state courts. Of these individual claims, the lawsuits of approximately 1,100 plaintiffs are pending in Memphis, Tennessee. The presiding state court judge in Memphis established a case management plan, which selected eight representative cases for preparation and trial. Summary judgment in favor of the Company has been granted in seven of the eight representative cases. Those summary judgment decisions are on appeal. A motion for summary judgment is pending in the remaining representative case in Memphis against the Company.

Discovery is proceeding in all remaining state court cases. A number of other state court cases around the country have been scheduled for trial in 1998, although delays in trial dates are common. In May, 1998, a jury in Houston, Texas rendered a verdict adverse to the Company in the amount of $0.4 million. The Company does not believe that that verdict was justified by the evidence and has appealed.

ACROMED CORPORATION SETTLEMENT

In December 1996, AcroMed, a spinal implant manufacturer and a defendant in many of the cases pending in the Multidistrict Litigation, and the Plaintiffs' Legal Committee in the Multidistrict Litigation announced that they had entered into a conditional settlement regarding all product liability claims involving the use of AcroMed devices to achieve pedicular fixation with screws in spinal fusion surgery. Under the terms of the settlement, AcroMed has established a settlement fund consisting of $100.0 million in cash plus the proceeds of its product liability insurance policies. In January 1997, the parties submitted a formal class settlement agreement and related documentation for approval by Judge Bechtle. By order dated October 17, 1997, Judge Bechtle certified the proposed settlement class and approved the proposed settlement. All appeals of Judge Bechtle's certification and approval order have been withdrawn.

INSURANCE

Several insurance carriers have asserted reservation of rights concerning the scope and timing of the Company's insurance coverage available in connection with product liability litigation, but have not denied insurance coverage to the Company. Three of the carriers, Royal Surplus Lines Insurance Company ("Royal"), Steadfast Insurance Company ("Steadfast") and Agricultural Excess and Surplus Insurance Company ("Agricultural"), have each filed declaratory judgment actions against the Company seeking clarification of their rights and obligations, if any, under their respective policies. Neither Royal nor Agricultural has paid amounts due to the Company. Steadfast has paid only a portion of the amounts due to the Company.

The Royal, Steadfast and Agricultural lawsuits are pending in the United States District Court for the Western District of Tennessee in Memphis. The Company believes that its receivables are recoverable under the terms of the Royal, Steadfast and Agricultural policies. The Company has filed an answer and counterclaim in the Royal litigation. In the Royal litigation a motion seeking the interim payment of the Company's defense costs was denied, but the court has scheduled a further hearing to determine whether the motion may be granted with respect to specific claims asserted against the Company. The Company has filed answers and counterclaims in the Steadfast litigation and intends to file answers and counterclaims in the Agricultural litigation. The Company believes that Royal's, Steadfast's and Agricultural's claims are without merit and will defend against them vigorously.

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

On January 6, 1997, the Company announced that its 1996 financial results would include a pre-tax charge of $50.0 million relating to costs associated with the product liability litigation described above. The charge, which was reflected in the Company's 1996 financial statements, covers the reasonable foreseeable costs that the Company was positioned in late December 1996 to estimate because the litigation had progressed and because changes in the fourth quarter of 1996 had occurred in facts and circumstances relating to the litigation. Among the changed facts and circumstances were the announcement of the AcroMed settlement described above, the likelihood that the litigation will continue for several years, in part, due to the additional financial resources provided to the plaintiffs' attorneys as a result of the AcroMed settlement, the absence of AcroMed as a member of the joint defense group, the status of the Company's insurance described above and the continuing absence of dispositive rulings relating to the Company's defense motions.

While it is not possible to accurately predict the outcome of litigation, the amount of the accrual, which remained on the Company's consolidated balance sheet at September 30, 1998, represents the Company's best judgment of the probable reasonable costs (in excess of the amount of insurance the Company believes is recoverable) to defend and conclude the lawsuits based on the facts and circumstances currently existing. The costs provided for in the accrued liability include, but are not limited to, legal fees paid or anticipated to be paid and other costs related to the Company's defense and conclusion of these matters.

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

SECURITIES LAWS ACTIONS

Beginning in April 1994, the Company and four of its officers and directors were named in five shareholder lawsuits filed in the United States District Court in Memphis, Tennessee. Four of the lawsuits purported to be class actions. All of the lawsuits were consolidated into one case in the United States District Court in Memphis through an amended complaint which added four new individual defendants who are either current or former directors of the Company. The lawsuit alleged that the defendants made false and misleading statements and failed to disclose material facts to the investing public and sought money damages. The alleged securities law violations were based on the claim that the defendants failed to disclose that the Company sold its products illicitly, illegitimately and improperly and to timely disclose facts concerning the termination of the former U.S. distributor of Sofamor products, National Medical Specialties, Inc. On October 3, 1995, the United States District Court Judge in Memphis dismissed, with prejudice, the entire case against the Company and each of the individual defendants. On August 14, 1997, the Court of Appeals for the Sixth Circuit affirmed the dismissal of the plaintiffs' complaint. On May 4,

1998 the United States Supreme Court declined to review the plaintiffs' case. The dismissal of the plaintiffs' case is now final.

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

Item 5. OTHER INFORMATION

PATENT LITIGATION

A patent infringement lawsuit commenced in 1993 by AcroMed Corporation, a competitor of the Company, has been set for trial in the United States District Court in Cleveland, Ohio in late April, 1999. AcroMed claims that certain of the Company's plate and rod implant systems infringe four of its patents and is seeking damages and injunctive relief. The Company has obtained summary judgment regarding two of the patents in the lawsuit, and the Court is presently considering arguments as to claim interpretation with respect to the remaining two patents, one of which relates to a bone plate and the other to a bone bolt. The Company continues to vigorously defend against the remaining claims, believes that it does not infringe any of the patents in the lawsuit and believes that it has valid defenses to the claims of infringement. There can be no assurances as to the outcome of this lawsuit, however, and an adverse outcome could be material to the Company.

SHAREHOLDER PROPOSALS

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a) Exhibit No.    Description
            -----------    -----------

              10.1 Agreement and Plan of Merger, dated November 1, 1998, by and among Medtronic, Inc., MSD Merger Corp. and
                           Sofamor Danek Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                           Form 8-K filed on November 9, 1998).

              10.2 Stock Option Agreement, dated November 1, 1998, by and between Medtronic, Inc. and Sofamor Danek Group,
                           Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on
                           November 9, 1998).

              27.1         Financial Data Schedule
                           (For SEC use only)

              27.2         Amended September 30, 1997 Financial Data Schedule
                           (For SEC use only)


         b) Reports on Form 8-K

            A report on Form 8-K was filed on November 9, 1998, which included an Agreement and Plan of Merger and a Stock Option Agreement related to the proposed merger between the Company and Medtronic, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SOFAMOR DANEK GROUP, INC.
                                           ------------------------------------
                                                     (Registrant)


DATE: November 10, 1998                    BY:   /s/ E.R. Pickard
     ---------------------                     ---------------------------------
                                               E.R. Pickard
                                               Chairman, Chief Executive Officer
                                               and Director
                                               (Principal Executive Officer)


DATE: November 10, 1998                    BY:  /s/ George G. Griffin, III
     ---------------------                      --------------------------------
                                                 George G. Griffin, III
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)

                            SOFAMOR DANEK GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                INDEX TO EXHIBITS


  Exhibit Number          Description of Exhibit
  --------------          ----------------------

      10.1 Agreement and Plan of Merger, dated November 1, 1998, by and among Medtronic, Inc., MSD Merger Corp. and
                          Sofamor Danek Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                          Form 8-K filed on November 9, 1998).

      10.2 Stock Option Agreement, dated November 1, 1998, by and between Medtronic, Inc. and Sofamor Danek Group,
                          Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on
                          November 9, 1998).

      27.1                Financial Data Schedule
                          (For SEC use only)

      27.2                Amended September 30, 1997 Financial Data Schedule
                          (For SEC use only)

