Form 10-Q/A
period 1998-06-30
SOFAMOR DANEK GROUP INC
filed 1998-12-10
CIK 873730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

26,735,114 shares of common stock outstanding as of June 30, 1998
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARES)

                                                                   JUNE 30,     DECEMBER 31,
                                                                    1998            1997
                                                                 -----------    ------------
ASSETS                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                    $  49,042       $   2,729
     Short-term investments                                          24,925              36
     Accounts receivable--trade, less allowance for
       doubtful accounts of $1,991 and $1,812 at June
       30, 1998 and December 31, 1997, respectively                  98,672          88,209
     Other receivables                                               32,888          29,374
     Inventories                                                     44,132          40,575
     Loaner set inventories                                          24,399          21,511
     Prepaid expenses                                                 5,970           6,061
     Prepaid income taxes                                            11,408           3,052
     Current deferred income taxes                                    5,845           8,013
                                                                  ---------       ---------
         Total current assets                                       297,281         199,560
Property, plant and equipment
     Land                                                             1,473           1,477
     Buildings                                                       11,060          10,905
     Machinery and equipment                                         39,580          35,677
     Automobiles                                                        947             759
                                                                  ---------       ---------
                                                                     53,060          48,818
     Less accumulated depreciation                                  (25,902)        (23,797)
                                                                  ---------       ---------
                                                                     27,158          25,021

Investments                                                             990             954
Intangible assets, net                                              101,866          97,048
Other assets                                                         31,689          31,649
Non-current deferred income taxes                                    32,222          31,425
                                                                  =========       =========
         Total assets                                             $ 491,206       $ 385,657
                                                                  =========       =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

                                                          JUNE 30,       DECEMBER 31,
                                                            1998             1997
                                                         -----------     ------------
LIABILITIES                                              (UNAUDITED)
Current liabilities:
     Notes payable and lines of credit                    $  14,688       $  11,731
     Current maturities of long-term debt                       525           7,586
     Current portion of product liability litigation         12,000           8,606
     Accounts payable                                         7,228           4,684
     Income taxes payable                                    16,728           2,473
     Accrued expenses                                        38,807          41,488
                                                          ---------       ---------
         Total current liabilities                           89,976          76,568

Long-term debt, less current maturities                      22,571          60,650
Product liability litigation, less current portion           21,757          33,970
Minority interest                                             4,523           3,171

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
     authorized, no shares outstanding
Common stock, no par value 150,000,000 shares
     authorized: 30,758,294 and 25,867,749 shares
     issued (including 4,023,180 and 685,908 shares
     held in treasury) at June 30, 1998 and December
     31, 1997, respectively
                                                            374,393          74,014
Retained earnings                                           184,188         154,828
Accumulated other comprehensive loss                         (4,747)         (4,294)
                                                          ---------       ---------
                                                            553,834         224,548
Less:
     Cost of common stock held in treasury                 (198,190)         (9,985)
     Stockholder notes receivable                            (3,265)         (3,265)
                                                          ---------       ---------
         Total stockholders' equity                         352,379         211,298
                                                          ---------       ---------
         Total liabilities and stockholders' equity       $ 491,206       $ 385,657
                                                          =========       =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                          FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                               ENDED JUNE 30,            ENDED JUNE 30,
                                            1998          1997         1998           1997
                                          --------     ---------     ---------     ---------
Revenues                                  $ 93,384     $  73,613     $ 181,837     $ 143,372

Cost of goods sold                          15,839        12,660        31,587        25,030
                                          --------     ---------     ---------     ---------

Gross profit                                77,545        60,953       150,250       118,342

Operating expenses:
   Selling, general and administrative      42,904        34,633        83,943        67,331
   Research and development                  7,156         4,767        13,390         9,497
   Special charges                           8,000          --           8,000          --
                                          --------     ---------     ---------     ---------
                                            58,060        39,400       105,333        76,828
                                          --------     ---------     ---------     ---------

Income from operations                      19,485        21,553        44,917        41,514

Other income                                   428           179           674           255
Interest expense                              (670)       (1,515)       (1,805)       (2,691)
                                          --------     ---------     ---------     ---------
Income from operations before
   income taxes and minority interest       19,243        20,217        43,786        39,078
Income taxes                                 5,645         5,863        12,999        11,333
                                          --------     ---------     ---------     ---------

Income before minority interest             13,598        14,354        30,787        27,745

Minority interest                              733           701         1,427         1,318
                                          --------     ---------     ---------     ---------

Net income                                $ 12,865     $  13,653     $  29,360     $  26,427
                                          ========     =========     =========     =========

Net income per share - diluted            $   0.44     $    0.51     $    1.03     $    1.00
                                          ========     =========     =========     =========

Net income per share - basic              $   0.49     $    0.55     $    1.13     $    1.07
                                          ========     =========     =========     =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                              FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                               1998         1997
                                                             --------     --------
Cash flows from operating activities:

Net income                                                   $ 29,360     $ 26,427

Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Special charges                                           8,000         --
      Depreciation and amortization                             8,447        8,498
      Provision for doubtful accounts receivable                  214          295
      Deferred income taxes                                     1,246        1,018
      Loss (gain) on disposal of equipment                        285           (4)
      Minority interest                                         1,427        1,318
Changes in assets and liabilities:
   Accounts receivable                                        (11,665)      (8,674)
   Other receivables                                           (3,085)      (6,450)
   Inventories and loaner set inventories                      (7,290)     (22,720)
   Prepaid expenses                                               557        2,312
   Prepaid income taxes                                        (8,355)      (4,227)
   Other assets                                                  (112)        (667)
   Accounts payable                                             2,602        3,278
   Accrued income taxes                                         1,179       (3,499)
   Accrued expenses                                            (2,362)      (7,406)
   Product liability litigation                                (8,732)      (2,630)
                                                             --------     --------

      Net cash provided by (used by) operating activities      11,716      (13,131)
                                                             --------     --------

Cash flows from investing activities:
   Purchase of short-term investments                         (24,909)          (2)
   Proceeds from maturities of short-term investments              17           33



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

2.    Special Charges

      During June 1998, the Company announced two strategic development and licensing agreements under which it acquired exclusive worldwide rights to new technology for use in bone growth, regeneration and repair and for use in deep brain electrical stimulation. The Company made payments in June 1998 to the two counterparties to such agreements (the "Licensors") totaling $8.0 million, which are reflected in the accompanying statements of income as special charges. Upon the attainment of certain milestones by the Licensors during the development and commercialization of these technologies, the Company will be required to make additional contractually defined payments aggregating $22.0 million, which are expected to be paid over the next several years. Such payments will be charged to the statement of income as incurred. Under both agreements, the Company will also pay royalties to the Licensors based on eventual product sales to customers. In order to market these products in the United States, clearance by the Food and Drug Administration ("FDA") will be necessary, which will require several years of clinical trials by the Licensors. The accounting for these special charges was changed in December 1998 to reflect the removal of the liability related to future payments under these agreements.

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
      ------------------------------------------------------------------------


4.    Income Taxes

      During the second quarter of 1998 the Company's effective tax rate was 29.3%. Excluding the impact of special charges, the Company's effective income tax rate would have been 31% compared with 29% for the prior year second quarter. The difference between the Company's effective and statutory tax rates for both 1998 and 1997 resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At June 30, 1998, the balance sheet of the Company reflected a net deferred tax asset of $38.1 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

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

      The following table presents information necessary to calculate diluted EPS for the periods ended June 30, 1998 and 1997 (in thousands):

     ------------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                       1998                  1997                  1998               1997
     ------------------------------------------------------------------------------------------------------
     Weighted average shares
         outstanding - Basic            26,516              24,674               26,005             24,594
     Shares equivalents                  2,559               1,840                2,512              1,812
     ------------------------------------------------------------------------------------------------------
     Weighted average shares
         outstanding - Diluted          29,075              26,514               28,517             26,406
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

      Components of comprehensive income, net of related tax, for the periods ended June 30, 1998 and 1997, are as follows (in thousands):

-------------------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                     1998                1997                   1998             1997
-------------------------------------------------------------------------------------------------------
Net income                           $12,865            $13,653                $29,360         $26,427
Foreign currency translation
  adjustment                             533             (1,088)                  (453)         (4,375)
--------------------------------------------------------------------------------------------------------
Comprehensive income                 $13,398            $12,565                $28,907         $22,052
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

During June 1998, the Company announced two strategic development and licensing agreements under which it acquired exclusive worldwide rights to new technology for use in bone growth, regeneration and repair and for use in deep brain electrical stimulation. The Company made payments in June 1998 to the two counterparties to such agreements (the "Licensors") totaling $8.0 million, which are reflected in the accompanying statements of income as special charges. Upon the attainment of certain milestones by the Licensors during the development and commercialization of these technologies, the Company will be required to make additional contractually defined payments aggregating $22.0 million, which are expected to be paid over the next several years. Such payments will be charged to the statement of income as incurred. Under both agreements, the Company will also pay royalties to the Licensors based on eventual product sales to customers. In order to market these products in the United States, clearance by the Food and Drug Administration ("FDA") will be necessary, which will require several years of clinical trials by the Licensors. The accounting for these special charges was changed in December 1998 to reflect the removal of the liability related to future payments under these agreements.

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

During the second quarter of 1998, the Company's effective tax rate was 29.3%. Excluding the impact of special charges, the Company's effective income tax rate for second quarter 1998 would have been 31.0%, compared with 29.0% for the prior year second quarter. Tax rates for the six-month periods, excluding the impact of special charges, were 30.5% and 29.0% in 1998 and 1997, respectively. The primary difference between the Company's effective and statutory tax rates for both 1998 and 1997 results from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At June 30, 1998, the balance sheet of the Company reflected a net deferred tax asset of $38.1 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

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

The Company's working capital increased by $84.3 million during the six months ended June 30, 1998. The increase in working capital resulted primarily from the proceeds from the public offering, partially offset by the amounts used to repay long-term debt. Accounts receivable increased $10.5 million, or 11.9% from December 31, 1997, due to overall sales growth, combined with changes in the sales mix, both by product type and by territory. Inventories and loaner set inventories increased by $6.4 million or 10.4% from year-end, due in part to the production of new inventory items in preparation for their introduction, combined with overall corporate growth. Other receivables, which consist primarily of amounts recoverable from insurance carriers relating to the costs incurred in connection with product liability litigation, increased $3.5 million, or 12.0%, from year-end.

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


DATE:  December 10, 1998                 BY:   /s/ E.R. Pickard
      ---------------------                    ---------------------------------
                                               E.R. Pickard
                                               Chairman, Chief Executive Officer
                                               and Director
                                               (Principal Executive Officer)


DATE:   December 10, 1998                BY:   /s/ George G. Griffin, III
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