Form 10-Q/A
period 1998-09-30
SOFAMOR DANEK GROUP INC
filed 1998-12-10
CIK 873730

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

26,913,994 shares of common stock outstanding as of September 30, 1998
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARES)

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     ------------     ------------
ASSETS                                                (UNAUDITED)
Current assets:
   Cash and cash equivalents                           $  70,132       $   2,729
   Short-term investments                                  9,535              36
   Accounts receivable--trade, less allowance for
     doubtful accounts of $2,395 and $1,812 at
     September 30, 1998 and December 31, 1997,
     respectively                                        108,027          88,209
   Other receivables                                      36,070          29,374
   Inventories                                            48,892          40,575
   Loaner set inventories                                 26,517          21,511
   Prepaid expenses                                        6,321           6,061
   Prepaid income taxes                                   12,337           3,052
   Current deferred income taxes                          13,239           8,013
                                                       ---------       ---------
         Total current assets                            331,070         199,560
Property, plant and equipment
     Land                                                  1,498           1,477
     Buildings                                            11,593          10,905
     Machinery and equipment                              44,155          35,677
     Automobiles                                           1,058             759
                                                       ---------       ---------
                                                          58,304          48,818
     Less accumulated depreciation                       (28,372)        (23,797)
                                                       ---------       ---------
                                                          29,932          25,021

Investments                                                1,397             954
Intangible assets, net                                   103,803          97,048
Other assets                                              33,225          31,649
Non-current deferred income taxes                         32,789          31,425
                                                       ---------       ---------
         Total assets                                  $ 532,216       $ 385,657
                                                       =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                          (IN THOUSANDS, EXCEPT SHARES)

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1998             1997
                                                         -----------     ------------
LIABILITIES                                              (UNAUDITED)
Current liabilities:
     Notes payable and lines of credit                    $  17,522       $  11,731
     Current maturities of long-term debt                       563           7,586
     Current portion of product liability litigation         14,500           8,606
     Accounts payable                                         8,909           4,684
     Income taxes payable                                    26,104           2,473
     Accrued expenses                                        45,001          41,488
                                                          ---------       ---------
         Total current liabilities                          112,599          76,568

Long-term debt, less current maturities                      18,067          60,650
Product liability litigation, less current portion           14,745          33,970
Minority interest                                             5,572           3,171

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
     authorized, no shares outstanding
Common stock, no par value, 150,000,000 shares
     authorized; 30,937,174 and 25,867,749 shares
     issued (including 4,023,180 and 685,908 shares
     held in treasury) at September 30, 1998 and
     December 31, 1997, respectively                        381,167          74,014
Retained earnings                                           202,947         154,828
Accumulated other comprehensive loss                         (1,426)         (4,294)
                                                          ---------       ---------
                                                            582,688         224,548
Less:
     Cost of common stock held in treasury                 (198,190)         (9,985)
     Stockholder notes receivable                            (3,265)         (3,265)
                                                          ---------       ---------
         Total stockholders' equity                         381,233         211,298
                                                          ---------       ---------
         Total liabilities and stockholders' equity       $ 532,216       $ 385,657
                                                          =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                              FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                               1998           1997            1998             1997
                                            ---------       ---------       ---------       ---------
Revenues                                    $ 101,846       $  78,006       $ 283,683       $ 221,378

Cost of goods sold                             20,044          14,631          51,631          39,661
                                            ---------       ---------       ---------       ---------

Gross profit                                   81,802          63,375         232,052         181,717

Operating expenses:
   Selling, general and administrative         45,410          35,321         129,353         102,652
   Research and development                     7,694           4,822          21,084          14,319
   Special charges                                 --              --           8,000              --
                                            ---------       ---------       ---------       ---------
                                               53,104          40,143         158,437         116,971
                                            ---------       ---------       ---------       ---------

Income from operations                         28,698          23,232          73,615          64,746

Other income (expense)                            589             (23)          1,263             232
Interest expense                                 (675)         (1,530)         (2,480)         (4,221)
                                            ---------       ---------       ---------       ---------
Income from operations before
   income taxes and minority interest          28,612          21,679          72,398          60,757
Income taxes                                    8,726           6,613          21,725          17,946
                                            ---------       ---------       ---------       ---------

Income before minority interest                19,886          15,066          50,673          42,811

Minority interest                               1,127             662           2,554           1,980
                                            ---------       ---------       ---------       ---------

Net income                                  $  18,759       $  14,404       $  48,119       $  40,831
                                            =========       =========       =========       =========

Net income per share - diluted              $    0.64       $    0.54       $    1.67       $    1.54
                                            =========       =========       =========       =========

Net income per share - basic                $    0.70       $    0.58       $    1.83       $    1.65
                                            =========       =========       =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFAMOR DANEK GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                               FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                                1998          1997
                                                              --------      --------
Cash flows from operating activities:

Net income                                                    $ 48,119      $ 40,831

Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Special charges                                            8,000            --
      Depreciation and amortization                             12,915        12,363
      Provision for doubtful accounts receivable                   562           393
      Deferred income taxes                                     (6,320)          556
      Loss (gain) on disposal of equipment                        (196)           11
      Equity (income) loss in unconsolidated affiliate              --          (108)
      Minority interest                                          2,554         1,980
Changes in assets and liabilities:
   Accounts receivable                                         (19,260)      (10,386)
   Other receivables                                            (6,324)       (9,342)
   Inventories and loaner set inventories                      (12,843)      (22,090)
   Prepaid expenses                                               (158)        1,759
   Prepaid income taxes                                         (9,273)       (8,498)
   Other assets                                                 (1,557)       (3,960)
   Accounts payable                                              3,990        (1,112)
   Accrued income taxes                                         10,376          (753)
   Accrued expenses                                             (5,114)         (907)
   Product liability litigation                                (13,246)       (4,901)
                                                              --------      --------

      Net cash provided by (used by) operating activities       12,225        (4,164)
                                                              --------      --------

Cash flows from investing activities:
   Purchase of short-term investments                           (9,498)           (2)
   Proceeds from maturities of short-term investments                6            33



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
      ----------------------------------------------------------------------------



4.    Income Taxes

      The Company's effective income tax rate for the third quarter of 1998 was 30.5%, equal to the rate for the prior year third quarter. The difference between the Company's effective and statutory tax rates for both 1998 and 1997 resulted primarily from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At September 30, 1998, the balance sheet of the Company reflected a net deferred tax asset of $46.0 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

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

      Components of comprehensive income, net of related tax, for the periods ended September 30, 1998 and 1997, are as follows (in thousands):

----------------------------------------------------------------------------------------
                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                    1998          1997           1998             1997
----------------------------------------------------------------------------------------
Net income                         $18,759       $14,404        $48,119         $40,831
Foreign currency translation
   adjustment                        3,321          (140)         2,868          (4,515)
----------------------------------------------------------------------------------------
Comprehensive income               $22,080       $14,264        $50,987         $36,316
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth for the periods indicated selected unaudited financial information, excluding special charges, expressed as a percentage of revenues and the period-to-period change in such information:

                                                                                                        PERIOD-TO-PERIOD CHANGE
                                                                                                  --------------------------------
                                                                                                  THREE MONTHS       NINE MONTHS
                                                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                 THREE MONTHS                NINE MONTHS              1998              1998
                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,          VS                VS
                                               1998         1997           1998         1997          1997              1997
                                              ------       ------         ------       ------     ------------      -------------
Revenues                                       100.0%       100.0%         100.0%       100.0%        30.6%              28.1%
Cost of goods sold                              19.7         18.8           18.2         17.9         37.0               30.2
                                              ------       ------         ------      -------
Gross profit                                    80.3         81.2           81.8         82.1         29.1               27.7
Operating expenses:
    Selling, general and administrative         44.5         45.2           45.6         46.4         28.6               26.0
    Research and development                     7.6          6.2            7.4          6.5         59.6               47.2
                                              ------       ------         ------      -------
Total operating expenses                        52.1         51.4           53.0         52.9         32.3               28.6
Income from operations                          28.2         29.8           28.8         29.2         23.5               26.1
Other income                                     0.6          --             0.4          0.1        N/M                N/M
Interest expense                                (0.7)        (2.0)          (0.9)        (1.9)       (55.9)             (41.2)
                                              ------       ------         ------      -------
Income from operations before income
   taxes and minority interest                  28.1         27.8           28.3         27.4         32.0               32.3
Income taxes                                     8.6          8.5            8.6          8.1         32.0               36.6
                                              ------       ------         ------      -------
Income before minority interest                 19.5         19.3           19.7         19.3         32.0               30.5
Minority interest                                1.1          0.8            0.9          0.9         70.2               29.0
                                              ------       ------         ------      -------
Net income                                      18.4%        18.5%          18.8%        18.4%        30.2%              30.6%
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

Research and development expenses totaled $7.7 million, or 7.6% of revenues, for the third quarter of 1998, compared with $4.8 million, or 6.2% of revenues, for the third quarter of 1997. For the nine month periods, these expenses totaled $21.1 million and $14.3 million in 1998 and 1997, respectively. As a percentage of revenues, research and development increased to 7.4% in 1998 from 6.5% in 1997. The third quarter 1998 dollar spending represents an increase of 59.6% over the same period in 1997. These development and clinical costs are incurred as the Company continues to enhance existing product lines and develop new and complementary products, such as the interbody fusion devices, biological products for use in spinal applications, and products related to frameless stereotactic surgery in the spinal and neurological fields of use. These expenditures demonstrate the Company's continued commitment to producing product opportunities through the application of new medical technologies.

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

The Company reported other income of $0.6 million for the quarter ended September 30, 1998, compared with a small expense for the same period in 1997. For the nine month period, other income increased to $1.3 million in the current year from $0.2 million in 1997. Improvements in both periods related principally to higher interest income on cash equivalents and short term investments purchased with proceeds from the first quarter public offering (see "Liquidity and Capital Resources" section). Interest expense for the third quarter of 1998 was $0.7 million, compared with $1.5 million during the same period in 1997. For the nine month period, interest expense was $2.5 million in 1998, compared with expense of $4.2 million in 1997. These decreases were also related primarily to the first quarter public offering, as the Company reduced its borrowings against credit facilities in March of 1998 after receiving the proceeds of its public offering.

The Company's effective income tax rate for third quarter 1998 was 30.5%, equal to the rate for the prior year third quarter. Tax rates for the nine month periods, excluding the impact of special charges, were 30.5% and 29.5% in 1998 and 1997, respectively. The primary difference between the Company's effective and statutory tax rates for both 1998 and 1997 results from the impact of certain elections made for U.S. tax purposes following the combination (the "Combination") of Danek Group, Inc. with Sofamor S.A. ("Sofamor"), and the subsequent reorganization of Sofamor from a Societe Anonyme (S.A.) under French law to a Societe en Nom Collectif (S.N.C.) in late 1993. Management cannot be certain that such a favorable effective income tax rate will be achieved in future periods, since the effective tax rate calculation is dependent upon the Company's pre-tax income dollar amount. Higher future pre-tax income could lead to higher future effective tax rates. At September 30, 1998, the balance sheet of the Company reflected a net deferred tax asset of $46.0 million. No valuation allowance was recorded since sufficient taxable income exists in available carryback periods to recognize fully these net deferred tax assets.

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

The Company's working capital increased by $95.5 million during the nine months ended September 30, 1998. The increase in working capital resulted primarily from the proceeds from the public offering, partially offset by the amounts used to repay long-term debt. Accounts receivable increased $19.8 million, or 22.5% from December 31, 1997, due to overall sales growth, combined with changes in the sales mix, both by product type and by geographic area. Inventories and loaner set inventories increased by $13.3 million or 21.5% from year-end, due in part to the production of new inventory items in preparation for their introduction, combined with increased demand for the Company's products. Working capital was not significantly impacted by changes related to product liability litigation. Other receivables, which consist primarily of amounts recoverable from insurance carriers relating to the costs incurred in connection with product liability litigation, and the current portion of product liability litigation, representing the estimated payments to be made over the next year, increased $6.7 million and $6.0 million respectively, practically offsetting one another.

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

